Form 10-Q
period 2014-03-31
GrubHub Inc.
filed 2014-05-15
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-36389

GRUBHUB INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2908664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Washington Street, Suite 2100, Chicago, Illinois	60602
(Address of principal executive offices)	(Zip code)

(877) 585-7878

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2014, 78,800,882 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014 (Unaudited)	Pro Forma (Note 2) March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,760	$208,221	$86,542
Accounts receivable, less allowances for doubtful accounts	38,116	38,116	27,725
Income taxes receivable	1,821	1,821	1,579
Deferred taxes, current	3,688	3,688	3,688
Prepaid expenses	2,352	2,352	2,625

Total current assets	158,737	254,198	122,159
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	17,332	17,332	17,096
OTHER ASSETS:
Other assets	1,975	1,975	2,328
Goodwill	352,788	352,788	352,788
Acquired intangible assets, net of amortization	264,915	264,915	268,441

Total other assets	619,678	619,678	623,557

TOTAL ASSETS	$795,747	$891,208	$762,812

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$96,923	$96,923	$78,245
Accounts payable	3,297	3,297	3,353
Accrued payroll	2,663	2,663	1,720
Taxes payable	1,046	1,046	1,768
Other accruals	11,085	11,085	7,505

Total current liabilities	115,014	115,014	92,591
LONG TERM LIABILITIES:
Deferred taxes, non-current	94,805	94,805	90,495
Other accruals	2,775	2,775	3,936

Total long term liabilities	97,580	97,580	94,431

Commitments and Contingencies
Redeemable common stock, $0.0001 par value, 1,344,236 shares outstanding as of March 31, 2014 and December 31, 2013, no shares as of pro forma March 31, 2014	34,950	—	18,415
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding: 19,284,113 shares as of March 31, 2014 and December 31, 2013; aggregate liquidation preference of $86,200 as of March 31, 2014 and December 31, 2013, no shares as of pro forma March 31, 2014	2	—	2
Common stock, $0.0001 par value. Authorized: 500,000,000 and 165,000,000 shares at March 31, 2014 and December 31, 2013, respectively; issued and outstanding: 54,083,204, 78,711,553 and 53,757,437 shares as of March 31, 2014, pro forma March 31, 2014 and December 31, 2013, respectively	5	8	5
Accumulated other comprehensive income	181	181	132
Additional paid-in capital	486,782	617,192	500,356
Retained earnings	61,233	61,233	56,880

Total Stockholders’ Equity	$548,203	$678,614	$557,375

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$795,747	$891,208	$762,812

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenues	$58,613	$25,801
Costs and expenses:
Sales and marketing	16,117	10,100
Operations and support	15,107	5,977
Technology (exclusive of amortization)	5,347	2,647
General and administrative	8,324	2,903
Depreciation and amortization	5,515	1,796

Total costs and expenses	50,410	23,423

Income before provision for income taxes	8,203	2,378
Provision for income taxes	3,850	1,122

Net income attributable to common stockholders	$4,353	$1,256

Net income per share attributable to common stockholders:
Basic	$0.08	$0.04
Diluted	$0.06	$0.03
Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	55,210	31,364
Diluted	77,635	43,146
Pro forma net income per share attributable to common stockholders (Note 2):
Basic	$0.06	$0.03
Diluted	$0.06	$0.03
Weighted average shares used to compute pro forma net income per share attributable to common stockholders (Note 2):
Basic	74,494	42,550
Diluted	77,635	43,146

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net income	$4,353	$1,256
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	49	(224)

COMPREHENSIVE INCOME	$4,402	$1,032

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,353	$1,256
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,168	616
Provision for doubtful accounts	361	20
Deferred taxes	3,208	(152)
Intangible asset amortization	4,347	1,180
Tenant allowance amortization	(40)	(39)
Stock-based compensation	2,403	621
Deferred rent	(21)	(31)
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(10,752)	(6,374)
Income taxes receivable	(242)	—
Prepaid expenses and other assets	626	323
Accounts payable	(56)	2,401
Restaurant food liability	18,678	14,160
Accrued payroll	943	570
Other accruals	2,860	(31)

Net cash provided by operating activities	27,836	14,520

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized website and development costs	(449)	(676)
Purchases of property and equipment	(1,776)	(2,711)

Net cash used in investing activities	(2,225)	(3,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,036	83
Taxes paid related to net settlements of stock-based compensation awards	(362)	—
Repurchases of common stock	(116)	(1,194)

Net cash provided by (used in) financing activities	558	(1,111)

Net increase in cash and cash equivalents	26,169	10,022
Effect of exchange rates on cash	49	(224)
Cash and cash equivalents at beginning of year	86,542	41,161

Cash and cash equivalents at end of the period	$112,760	$50,959

SUPPLEMENTAL DISCLOSURE
Cash paid for income taxes	$395	$1,340
Cashless exercise of stock options	332	—
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	(694)	—

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements

1. Organization and Reorganization

Organization

GrubHub Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as the “Company”) provide an online and mobile platform for restaurant pick-up and delivery orders. Diners enter their location through an online interface and the Company displays the menus and other relevant information for restaurants in its network. Orders may be placed directly online or over the phone at no cost to the diner. The Company charges the restaurant a per order commission that is largely fee based.

Initial Public Offering

The Company completed an initial public offering (the “IPO”) of its common stock on April 4, 2014. See Note 11, Subsequent Events, for additional details.

Reorganization and History

On August 8, 2013, GrubHub Inc. acquired, through a series of transactions, all of the equity interests of each of Seamless North America, LLC, Seamless Holdings Corporation (“Seamless Holdings”) and GrubHub Holdings Inc. pursuant to that certain Reorganization and Contribution Agreement, dated as of May 19, 2013, by and among GrubHub Inc., Seamless North America, LLC, Seamless Holdings, GrubHub Holdings Inc. and the other parties thereto (the “Reorganization Agreement”). Following this transaction, the Company concluded that Seamless Holdings was deemed the acquirer for financial reporting purposes. See Note 3, Acquisitions, for additional details. Accordingly, the acquisition of GrubHub Holdings Inc. has been accounted for as a business combination. The results of operations of GrubHub Holdings Inc. have been included in the Company’s financial statements since August 9, 2013. In February 2014, GrubHub Seamless Inc. was renamed GrubHub Inc.

The financial position and results of operations of Seamless Holdings and Seamless North America, LLC have been included in the condensed consolidated financial statements for all periods presented.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of GrubHub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments as described in the paragraph below, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 7, 2014. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website development costs, goodwill, depreciable lives of property and equipment, recoverability of intangible assets with definite lives and other long-lived assets and stock-based compensation. Actual results could differ from these estimates.

Pro Forma Presentation

The unaudited pro forma balance sheet and income statement presentation give effect to the following items related to the IPO in April of 2014: (1) issuance of 4,000,000 shares of common stock at a price of $26.00 per share, net of deducted underwriting discounts and estimated offering costs, (2) conversion of 19,284,113 shares of preferred stock into common stock and (3) termination of the put rights on 1,344,236 shares of redeemable common stock. The unaudited pro forma net income per share is computed using the net income divided by pro forma weighted average number of shares outstanding. Pro forma weighted average number of shares outstanding assumes the preferred stock and redeemable common stock conversion had occurred as of January 1, 2014. See Note 11, Subsequent Events, for further discussion of the IPO.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

Reverse Stock Split Ratio

On April 2, 2014, the Company effected a 1-for-2 reverse stock split of its issued and outstanding common stock and preferred stock. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. All share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires that a liability related to an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 was effective for and adopted by the Company in the first quarter of 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The adoption of ASU 2013-11 impacted the Company’s financial statement presentation and disclosures, but otherwise did not impact the Company’s condensed consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. ASU 2013-02 was effective for and adopted by the Company in the first quarter of 2013. The adoption of ASU 2013-02 impacted the Company’s financial statement presentation and disclosures, but otherwise did not impact the Company’s condensed consolidated financial position, results of operations or cash flows.

3. Acquisitions

GrubHub Holdings Inc.

On August 8, 2013, the Company acquired all of the equity interests of each of Seamless North America, LLC, Seamless Holdings and GrubHub Holdings Inc. pursuant to the Reorganization Agreement. In February 2014, GrubHub, Inc. changed its name to GrubHub Holdings Inc. The Company issued 23,318,580 shares of common stock and 8,098,430 shares of preferred stock to GrubHub Holdings Inc. in exchange for all of GrubHub Holdings Inc.’s equity interests (the “Merger”). The Company concluded that Seamless Holdings was deemed the acquirer for financial reporting purposes based on key deciding factors such as a majority ownership and majority of the board of director seats. Accordingly, the acquisition of GrubHub Holdings Inc. has been accounted for as a business combination. The results of operations of GrubHub Holdings Inc. have been included in the Company’s financial statements since August 9, 2013. GrubHub Holdings Inc. provides online food ordering through its website grubhub.com, and also operates allmenus.com, a website that stores and displays approximately 275,000 menus. The Merger has expanded the Company’s existing markets and access to new customers and created revenue and cost synergies which management believes will contribute to future profits.

The fair value of the equity issued to GrubHub Holdings Inc. in connection with the Merger was approximately $421.5 million. The value of the equity was determined using the estimated fair value of the stock of GrubHub Holdings Inc. at the merger date based on a valuation of GrubHub Holdings Inc. performed by management. The assets acquired and liabilities assumed were recorded at their estimated fair values as of August 8, 2013. The fair value of the equity of $421.5 million included approximately $11.0 million related to the fair value of the replacement awards that were attributed to the pre-combination service period for GrubHub Holdings Inc. option holders. The fair value of the replacement awards was determined using the Black-Scholes option pricing model. Post combination expense of $12.5 million is expected to be recognized post-Merger for the unrecognized compensation expense related to GrubHub Holdings Inc. stock options. See Note 7, Stock-Based Compensation, for further details.

The excess of the consideration transferred in the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, which represents the opportunity to expand existing markets and access new customers and to create revenue and cost synergies that management believes will contribute to future profits. The goodwill is not deductible for income tax purposes.

The Company incurred certain expenses directly and indirectly related to the Merger of $0.4 million during the three months ended March 31, 2013, which were recognized in general and administrative expenses within the condensed consolidated statements of operations.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the August 8, 2013 acquisition-date fair value of the assets and liabilities acquired in connection with the GrubHub Holdings Inc. business combination:

(in thousands)
Cash and cash equivalents	$13,266
Accounts receivable	2,108
Other identifiable assets	4,422
Customer and vendor relationships	167,450
Deferred tax asset	4,013
Deferred tax liability	(88,937)
Developed technology	5,143
Goodwill	239,346
Liabilities assumed	(10,602)
Trademarks	85,276

Total net assets acquired	$421,485

The estimated fair values of the intangible assets acquired were determined based on a combination of the income, cost, and market approaches to measure the fair value of the customer (restaurant) relationships, developed technology and trademarks. The fair value of the trademarks was measured based on the relief from royalty method. The cost approach, specifically the cost to recreate method, was used to value the developed technology. The income approach, specifically the multi-period excess earnings method, was used to value the customer (restaurant) relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements under the fair value hierarchy.

The results of operations related to GrubHub Holdings Inc. have been included in the Company’s financial statements since August 9, 2013.

The following unaudited pro forma information presents a summary of the operating results of the Company for the three months ended March 31, 2013 as if GrubHub Inc. had acquired GrubHub Holdings Inc. as of January 1, 2013:

Three Months Ended March 31, 2013
(in thousands)
Revenues	$39,377
Net loss	(749)

The pro forma adjustments reflect the additional amortization that would have been recognized for the intangible assets, replacement stock option awards compensation cost for services performed after the Merger, elimination of transaction costs incurred and pro forma tax adjustments for the three months ended March 31, 2013 as follows:

Three Months Ended March 31, 2013
(in thousands)
Amortization of intangible assets	$2,675
Stock-based compensation	1,214
Transaction costs	(761)
Income tax benefit	(2,037)

The unaudited pro forma revenues are not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Merger been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

4. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$5,143	$(1,106)	$4,037
Customer and vendor relationships, databases	191,979	(20,777)	171,202

Total amortizable intangible assets	197,122	(21,883)	175,239
Indefinite-lived trademarks	89,676	—	89,676

Total acquired intangible assets	$286,798	$(21,883)	$264,915

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$5,143	$(677)	$4,466
Customer and vendor relationships, databases	191,979	(17,680)	174,299

Total amortizable intangible assets	197,122	(18,357)	178,765
Indefinite-lived trademarks	89,676	—	89,676

Total acquired intangible assets	$286,798	$(18,357)	$268,441

Amortization expense for acquired intangible assets for the three months ended March 31, 2014 and 2013 was $3.5 million and $0.5 million, respectively.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2014.

Estimated future amortization expense of acquired intangible assets as of March 31, 2014 was as follows:

(in thousands)
The remainder of 2014	$10,576
2015	14,102
2016	13,344
2017	12,068
2018	12,068
Thereafter	113,081

Total	$175,239

5. Property and Equipment

The components of the Company’s property and equipment as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Computer equipment	$10,980	$9,739
Furniture and fixtures	2,361	2,176
Developed software	14,379	13,930
Purchased software	2,129	2,124
Leasehold improvements	6,465	6,120

Property and equipment	36,314	34,089
Accumulated amortization and depreciation	(18,982)	(16,993)

Property and equipment, net	$17,332	$17,096

The Company recorded amortization and depreciation expense for property and equipment other than developed software for the three months ended March 31, 2014 and 2013 of $1.3 million and $0.8 million, respectively.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2014 and 2013, the Company capitalized $0.4 million and $0.7 million, respectively, of developed software costs. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended March 31, 2014 and 2013 was $0.7 million and $0.5 million, respectively.

6. Commitments and Contingencies

Legal

In August 2011, Ameranth filed a patent infringement action against a number of defendants, including GrubHub Holdings Inc., in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). In September 2011, Ameranth amended its complaint in the ’1810 action to also accuse Seamless North America, LLC of infringement. Ameranth alleged that the GrubHub Holdings Inc. and Seamless North America, LLC ordering systems, products and services infringe claims 12 and 15 of U.S. Patent No. 6,384,850 (“’850 patent”) and claims 11 through 15 of U.S. Patent No. 6,871,325 (“’325 patent”).

In March 2012, Ameranth initiated eight additional actions for infringement of a third, related patent, U.S. Patent No. 8,146,077 (“’077 patent”), in the same forum, including separate actions against GrubHub Holdings Inc., Case No. 3:12-cv-739 (“’739 action”), and Seamless North America, LLC, Case No. 3:12-cv-737 (“’737 action”). In August 2012, the Court severed the claims against GrubHub Holdings Inc. and Seamless North America, LLC in the ’1810 action and consolidated them with the ’739 action and the ’737 action, respectively. Later, the Court consolidated these separate cases against GrubHub Holdings Inc. and Seamless North America, LLC, along with the approximately 40 other cases Ameranth filed in the same district, with the original ’1810 action. In their answers, GrubHub Holdings Inc. and Seamless North America, LLC denied infringement and interposed various defenses, including non-infringement, invalidity, unenforceability and inequitable conduct.

On November 26, 2013, the consolidated case was stayed pending the disposition of petitions for post-grant review of all the patents in the suit. These petitions were filed in the United States Patent and Trademark Office (the “PTO”) under the new Transitional Program for Covered Business Method Patents (the “CBM proceedings”). The CBM proceedings resulted in a March 26, 2014 ruling denying defendants’ petitions on the claims most relevant to GrubHub Holdings Inc. and Seamless North America LLC. The consolidated case remains stayed.

No trial date has been set for this case. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of March 31, 2014, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities.

Indemnification

In connection with the Merger, the Company agreed to indemnify Aramark Holdings for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings that were the result of certain actions taken by the Company, including its solicitation of acquirers to purchase the Company prior to October 29, 2014, and in certain other instances, subject to a $15.0 million limitation. Management is not aware of any actions that would impact the indemnification obligation.

Restructuring

On November 20, 2013 the Company announced plans to close its Sandy, Utah office location in 2014. The Company recorded a restructuring accrual in the condensed consolidated balance sheets for severance and payroll related benefits as a result of the restructuring announcement. This amount represents the service vesting requirements for identified employees required to work through the expected closure date of the facility of December 31, 2014. The Company estimates total restructuring costs to be incurred will be approximately $1.2 million. For the three months ended March 31, 2014, restructuring expense of $0.3 million was recognized in general and administrative expense in the condensed consolidated statements of operations.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company’s restructuring activity during the three months ended March 31, 2014:

(in thousands)
Restructuring accrual balance at December 31, 2013	$176
Restructuring expense	285
Cash payments	(17)

Restructuring accrual balance at March 31, 2014	$444

7. Stock-Based Compensation

As part of the Reorganization Agreement, the Company was required to replace GrubHub Holdings Inc.’s share-based payment awards. The fair value of the replacement awards attributable to pre-combination services at the time of the Merger was approximately $11.0 million, which was included as additional consideration transferred in the business combination in the total purchase price of $421.5 million. The fair value of the replacement options attributable to post combination services was approximately $12.5 million and will be recognized as compensation cost in the Company’s post-Merger consolidated financial statements over the remaining vesting period.

The Company granted 1,598,990 and 368,750 stock options during the three months ended March 31, 2014 and 2013, respectively. The fair market value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatilities of comparable publicly traded companies. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The fair value at grant date was determined considering the performance of the Company at the grant date as well as future growth and profitability expectations by applying market and income approaches. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair market value of the stock options granted during the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Weighted average fair value of options granted	$12.95	$1.66
Average risk-free interest rate	2.02%	1.10%
Expected stock price volatilities(a)	50.7%	53.8%
Dividend yield	None	None
Expected stock option life	6.31	6.06
a)	There was no active external or internal market for the Company’s shares until April of 2014. Thus, it was not possible to estimate the expected volatility of the Company’s share price in estimating fair value of options granted. As a substitute for such volatility, the Company used the historical volatility of comparable companies.

Stock option awards as of December 31, 2013 and March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	Options	Weighted Average Exercise Price	Average Intrinsic Value (thousands)	Weighted Average Exercise Term (years)
Outstanding at December 31, 2013	7,669,553	$4.08	$56,844	8.29
Granted	1,598,990	13.70
Forfeited	(166,876)	5.86
Exercised	(418,463)	3.38

Outstanding at March 31, 2014	8,683,204	5.85	131,628	8.40

Vested and expected to vest March 31, 2014	7,442,473	5.67	114,077	8.38
Exercisable at March 31, 2014	3,368,799	$3.80	$57,945	8.02

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock on March 31, 2014 and December 31, 2013, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended March 31, 2014 was $6.5 million.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The stock options vest over different lengths of time depending upon the grantee. Compensation expense is recognized over the vesting period. The Company recorded compensation expense of $2.4 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $29.8 million and is expected to be recognized over a weighted average period of 3.37 years.

8. Stockholders’ Equity

As of March 31, 2014 and December 31, 2013, the Company was authorized to issue two classes of stock: common stock and Series A preferred stock. Each share of Series A preferred stock was convertible, at the option of the holder thereof, into common stock on a one-for-one basis, subject to adjustment as defined in the Company’s amended and restated certificate of incorporation. The Company entered into a stockholders agreement in 2013 with certain stockholders. The agreement prevented those stockholders from transferring their shares without the consent of a majority of the stockholders.

On April 4, 2014, the Company completed the IPO in which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The Company received net proceeds of $95.5 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.0 million. Upon the closing of the IPO, the stockholder’s agreement ceased to be in effect.

Common Stock

Each holder of common stock will have one vote per share of common stock held on all matters that are submitted for stockholder vote. Upon liquidation, the common stock was junior to the rights and preferences of the Series A preferred stock as of March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, there were 500,000,000 and 165,000,000 shares of common stock authorized, respectively. At March 31, 2014 and December 31, 2013, there were 54,083,204 and 53,757,437 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of March 31, 2014 or December 31, 2013.

Series A Preferred Stock

In the event of a liquidation event, the holders of Series A preferred stock were entitled to receive pari passu to each other, and prior in preference to any distribution of any assets of the Company to the holders of common stock. The Series A preferred stock had a liquidation preference of an amount per share equal to the original Series A preferred stock issue price. The aggregate liquidation preference of the Series A preferred stock as of March 31, 2014 and December 31, 2013 was approximately $86.2 million.

Upon the closing of the IPO on April 4, 2014, all shares of the Company’s then-outstanding convertible Series A preferred stock automatically converted on a one-for-one basis into an aggregate of 19,284,113 shares of common stock.

Redeemable Common Stock

As of March 31, 2014 and December 31, 2013, there were 1,344,236 shares of common stock with put rights that would require the Company to repurchase these shares at fair value (as defined in the stockholders agreement) determined at the redemption date. As the redemption price is equivalent to the fair value of the instrument, the Company adjusted the carrying value of the redeemable common stock to its fair value with an adjustment to equity. The fair value of the redeemable common stock increased to $35.0 million as of March 31, 2014 from $18.4 million at December 31, 2013. The Company had an annual redemption limit of $4.0 million. These put rights were terminated upon the closing of the IPO on April 4, 2014.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The Company’s equity as of December 31, 2013 and March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	GrubHub Inc.	GrubHub Inc. Pro Forma (Note 2)
	(in thousands)
Balance at December 31, 2013	$557,375	$557,375
Net income	4,353	4,353
Currency translation	49	49
Termination of put rights of redeemable common stock in connection with the IPO	—	34,950
Issuance of common stock in connection with the IPO, net of issuance costs	—	95,461
Change in fair value of redeemable common stock	(16,535)	(16,535)
Stock-based compensation	2,403	2,403
Stock option exercises, net of withholdings and other	1,368	1,368
Common stock repurchases	(810)	(810)

Balance at March 31, 2014	$548,203	$678,614

9. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options using the treasury stock method and common stock issuable upon conversion of the Series A preferred stock. Upon the closing of the IPO, all shares of the Company’s then-outstanding convertible Series A preferred stock automatically converted into an aggregate of 19,284,113 shares of common stock.

The following table presents the calculation of basic and diluted net income per share as of March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$4,353	55,210	$0.08	$1,256	31,364	$0.04

Effect of Dilutive Securities
Preferred Stock	—	19,284		—	11,186
Stock options	—	3,141		—	596

Diluted EPS
Net income attributable to common stockholders	$4,353	77,635	$0.06	$1,256	43,146	$0.03

For the three months ended March 31, 2014 and 2013, 696,190 and 1,629,427 shares of common stock underlying stock options, respectively, were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive.

10. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company applied the following methods and assumptions in estimating its fair value measurements: cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. Redeemable common stock consisted of put rights the Company granted to certain shareholders which required common shares to be repurchased at fair value (as defined in the stockholders agreement) determined as of the redemption date. The fair value measurement of redeemable common stock is based on Level 3 inputs as defined in the fair value hierarchy. Accounts receivable and accounts payable approximate fair value due to their generally short-term maturities.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the balances of assets measured at fair value based on Level 1 inputs on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Cash equivalents	$4,201	$4,200

The fair value of the Company’s redeemable common stock, determined to be Level 3 under the fair value hierarchy, was measured based on the required redemption at the most recent fair value of the common stock. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements as of March 31, 2014 and December 31, 2013:

	Fair value measurement (Level 3) (in thousands)		Valuation technique	Unobservable input	Range
	March 31, 2014(a)	December 31, 2013			December 31, 2013
Redeemable common stock	$34,950	$18,415	Probability Weighted Expected Return Method	Discount rate	15.3%
				Lack of marketability per common share	14.9%

(a)	There was no lack of marketability or discount rate applied in the calculation of the fair value of the Company’s redeemable common stock as of March 31, 2014 given the IPO in April of 2014.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 3, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

11. Subsequent Events

In April of 2014, the Company completed the IPO in which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The Company received net proceeds of $95.5 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.0 million. These expenses were recorded against the proceeds received from the IPO.

Certain selling stockholders offered an additional 3,405,614 shares of common stock in the IPO and also granted the underwriters an option to purchase up to 1,110,842 additional shares of common stock. The Company did not receive any proceeds from the sale of the shares sold by the selling stockholders.

Upon the closing of the IPO, all shares of the Company’s then-outstanding convertible Series A preferred stock automatically converted into an aggregate of 19,284,113 shares of common stock. Additionally, the put rights for the Company’s redeemable common stock were terminated upon the closing of the IPO.

The Company invested the funds received in non-interest bearing accounts, short-term and intermediate-term interest-bearing obligations, investment-grade investments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on April 7, 2014 (the “Prospectus”). Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Seamless Holdings Corporation (the “Seamless Platform”) as of and for the three months ended March 31, 2013 and (ii) GrubHub Inc. as of December 31, 2013 and for the three months ended March 31, 2014. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part I, Item 2, Cautionary Statement.

Company Overview

GrubHub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects local restaurants with hungry diners in more than 700 cities across the United States and is focused on transforming the takeout experience. For restaurants, GrubHub generates higher margin takeout orders at full menu prices. The GrubHub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows.

The Company’s target market is primarily independent restaurants. These independent restaurants remain local, highly fragmented and are mostly owner-operated family businesses. According to Euromonitor, Americans spent $204 billion at these approximately 350,000 independent restaurants in 2012. Of that amount, the Company believes that Americans spent approximately $67 billion on takeout at these independent restaurants in 2012.

For restaurants, takeout enables them to grow their business without adding seating capacity or wait staff. Advertising for takeout, typically done through the distribution of menus to local households or advertisements in local publications, is often inefficient and requires upfront payment with no certainty of success. In contrast, GrubHub provides restaurants on its platform with an efficient way to generate more takeout orders. GrubHub enables restaurants to access local diners at the moment when those diners are hungry and ready to purchase takeout. In addition, the Company does not charge the restaurants in its network any upfront or subscription fees, does not require any discounts from their full price menus and only gets paid for the orders the Company generates for them, providing restaurants with a low-risk, high-return solution. The Company charges restaurants a per-order commission that is primarily percentage-based.

For diners, the traditional takeout ordering process is often a frustrating experience—from using paper menus to communicating an order by phone to a busy restaurant employee. In contrast, ordering on GrubHub is enjoyable and a dramatic improvement over the “menu drawer.” The Company provides diners on the platform with an easy-to-use, intuitive and personalized platform that helps them search for and discover local restaurants and then accurately and efficiently place an order from any Internet-connected device. GrubHub also provides diners with information and transparency about their orders and status and solves problems that may arise. In addition, the Company makes re-ordering convenient by storing previous orders, preferences and payment information, helping to promote diner frequency and drive strong repeat business.

The proliferation of mobile devices over the past few years has significantly increased the value of the GrubHub platform. The Company’s powerful, easy-to-use mobile applications for iPhone, iPad and Android, enable diners to access GrubHub whenever and wherever they want takeout. The discovery and ordering capabilities that are available on the Company’s consumer websites are also available through its mobile applications. GrubHub monetizes the orders placed through its mobile applications using the same rate as orders placed through its websites. The Company’s mobile applications make ordering from GrubHub more accessible and personal, driving increased use of the platform by restaurants and diners. Orders placed on mobile devices increased from approximately 39% of consumer orders during the three months ended March 31, 2013 to approximately 44% of consumer orders during the three months ended March 31, 2014.

The Company generates revenues primarily when diners place an order on its platform. Restaurants pay a commission, typically a percentage of the transaction on orders that are processed through the Company’s platform. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above a minimum rate, to affect their relative priority in the Company’s sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. For most orders, diners use a credit card to pay the Company for their meal when the order is placed. For these transactions, the Company collects the total amount of the order from the diner and remits the net proceeds to the restaurant less commission. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. The Company also deducts commissions for other transactions that go through its platform, such as cash transactions for restaurants in the network, from the aggregate proceeds received.

Overview of Reorganization

On August 8, 2013, (the “Merger Date”) GrubHub Inc. acquired, through a series of transactions, all of the equity interests of each of Seamless North America, LLC, Seamless Holdings Corporation (“Seamless Holdings” or, the “Seamless Platform”) and GrubHub Holdings Inc. (the “GrubHub Platform”) pursuant to that certain Reorganization and Contribution Agreement, dated as of May 19, 2013, by and among GrubHub Inc., Seamless North America, LLC, Seamless Holdings, GrubHub Holdings Inc. and the other parties thereto (the “Reorganization Agreement”). The Company issued 23,318,580 shares of common stock and 8,098,430 shares of preferred stock to GrubHub Holdings Inc. in exchange for all of GrubHub Holdings Inc.’s equity interests (the “Merger”). The fair value of the equity issued to GrubHub Holdings Inc. in connection with the Merger was approximately $421.5 million. Following this transaction, the Company concluded that Seamless Holdings was deemed the acquirer for financial reporting purposes and the acquisition of GrubHub Holdings Inc. has been accounted for as a business combination. The Merger has enabled the Company to expand its two-sided network, connecting customers in the geographies it serves with more restaurants. Through the combination of the GrubHub Platform and the Seamless Platform, the Company has been able to eliminate duplicative marketing expenses and restaurant sales and take advantage of a complementary geographic footprint.

The results of operations of GrubHub Holdings Inc. have been included in the Company’s financial statements since August 9, 2013. The financial position and results of operations of Seamless Holdings and Seamless North America, LLC have been included in the condensed consolidated financial statements for all periods presented.

Operating Metrics

Within this Management’s Discussion and Analysis of Results of Operations, the Company discusses key business metrics, including Active Diners, Daily Average Grubs and Gross Food Sales. Unless otherwise stated or if the context requires otherwise, each of these metrics includes results for the Seamless Platform alone prior to the Merger Date and for both the GrubHub Platform and the Seamless Platform, as GrubHub Inc., after the Merger Date. The Company’s key business metrics are defined as follows:

•	Active Diners. The number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s platform. Some diners could have more than one account if they were to set up multiple accounts using a different e-mail address for each account. As a result, it is possible that the Active Diner metric may count certain diners more than once during any given period.

•	Daily Average Grubs. The number of revenue generating orders placed on the Company’s platform divided by the number of days for a given period.

•	Gross Food Sales. The total value of food, beverages, taxes, prepaid gratuities, and any delivery fees processed through the Company’s platform. The Company includes all revenue generating orders placed on its platform in this metric; however, revenues are only recognized for the Company’s commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

References to the number of restaurants on the Company’s platform include all restaurants with which the Company has an open contract (and exclude duplicate entries for restaurants on both the GrubHub Platform and the Seamless Platform), regardless of the restaurant’s level of activity on the platform.

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended March 31,
	2014	2013	% Change
Active Diners	3,851,000	1,087,000	254%
Daily Average Grubs	181,200	82,700	119%
Gross Food Sales (in millions)	$433.0	$188.3	130%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three months ended March 31, 2014 as compared to the same period in the prior year. Growth in all metrics was attributable to a combination of the impact of the Merger and organic growth.

The Merger significantly increased each of the Company’s key business metrics. In addition to the figures in the table above, the GrubHub Platform had 1.6 million active diners, 46,400 Daily Average Grubs and generated $111.7 million in Gross Food Sales during the three months ended March 31, 2013.

Organic growth was due primarily to increased product and brand awareness by diners, better restaurant choices for diners in the Company’s markets and the growth of the Company’s mobile applications, which allow diners to order takeout through the platform using their mobile devices.

Basis of Presentation

Revenues

The Company generates revenues primarily when diners place an order on its platform. Restaurants pay a commission, typically a percentage of the transaction on orders that are processed through the Company’s platform. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above a minimum rate, to affect their relative priority in the Company’s sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. For most orders, diners use a credit card to pay the Company for their meal when the order is placed. For these transactions, the Company collects the total amount of the order from the diner and remits the net proceeds to the restaurant less commission. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. The Company also deducts commissions for other transactions that go through its platform, such as cash transactions for restaurants in the network, from the aggregate proceeds received.

The Company periodically provides incentive offers to restaurants and diners to use its platform. These promotions are generally cash credits to be applied against purchases. These incentive offers are recorded as reductions in revenues, generally on the date the corresponding revenue is recorded.

The Company generates a small amount of revenues directly from companies that participate in its corporate ordering program and by selling advertising on allmenus.com and MenuPages websites to third parties. The Company does not anticipate that corporate fees or advertising will generate a significant portion of its revenues in the foreseeable future.

Costs and Expenses

Sales and Marketing

Sales and marketing expenses consist of salaries, commissions, benefits, stock-based compensation expense and bonuses for restaurant sales, restaurant sales support and marketing employees and contractors. Sales and marketing expenses also contain advertising expenses including search engine marketing, television, online display, media and other programs and facilities costs allocated on a headcount basis.

Operations and Support

Operations and support expenses consist of salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in customer service and operations. Operations and support expenses also include payment processing costs for diner orders, costs of uploading and maintaining restaurant menu content, communications costs related to orders and facilities costs allocated on a headcount basis.

Technology (exclusive of amortization)

Technology (exclusive of amortization) expenses consist of salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, maintenance and testing of the Company’s platform, including its websites, mobile applications and other products. Technology expenses also include facilities costs allocated on a headcount basis but do not include amortization of capitalized website and software development costs.

General and Administrative

General and administrative expenses consist of salaries, benefits, stock-based compensation expense and bonuses for executive, finance, accounting, legal, human resources and administrative support. General and administrative expenses also include legal, accounting, other third-party professional services, other miscellaneous expenses and facilities costs allocated on a headcount basis.

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of amortization of purchased intangibles from the Merger and depreciation of computer equipment, furniture and fixtures, leasehold improvements and capitalized website and software development costs.

Provision (Benefit) for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.

Results of Operations

The following table sets forth the Company’s results of operations for the periods presented in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2014		2013
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except for percentages)
Revenues	$58,613	100%	$25,801	100%	$32,812	127%
Costs and expenses:
Sales and marketing	16,117	27%	10,100	39%	6,017	60%
Operations and support	15,107	26%	5,977	23%	9,130	153%
Technology (exclusive of amortization)	5,347	9%	2,647	10%	2,700	102%
General and administrative	8,324	14%	2,903	11%	5,421	187%
Depreciation and amortization	5,515	9%	1,796	7%	3,719	207%

Total costs and expenses(a)	50,410	86%	23,423	91%	26,987	115%

Income before provision for income taxes	8,203	14%	2,378	9%	5,825	245%
Provision for income taxes	3,850	7%	1,122	4%	2,728	243%

Net income attributable to common stockholders	$4,353	7%	$1,256	5%	$3,097	247%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$16,406	28%	$5,198	20%	$11,208	216%

(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $32.8 million, or 127%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily related to the inclusion of results from the GrubHub Platform and growth in Active Diners, which increased from 1.1 million to 3.9 million at the end of each period, driving an increase in Daily Average Grubs to 181,200 during the three months ended March 31, 2014 from 82,700 Daily Average Grubs during the same period in 2013. During the three months ended March 31, 2013, there were approximately 1.6 million active diners and 46,400 Daily Average Grubs on the GrubHub Platform that would have been included had the Merger been completed as of January 1, 2013. The growth in Active Diners and Daily Average Grubs unrelated to the Merger was due primarily to the Company’s marketing efforts, investments in its platform to drive more orders and organic growth from word-of-mouth referrals.

Sales and Marketing

Sales and marketing expense increased by $6.0 million, or 60%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of results from the GrubHub Platform following the Merger Date and growth in the Company’s sales and marketing teams. For the three months ended March 31, 2014 versus the same period in 2013, advertising spending increased a total of $3.0 million primarily as a result of the inclusion of advertising spending for the GrubHub Platform. During the same period, the number of sales personnel increased by 104% and the number of marketing personnel increased by 41%, primarily as a result of the addition of sales and marketing personnel from the GrubHub Platform.

Operations and Support

Operations and support expense increased by $9.1 million, or 153%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase was primarily attributable to the inclusion of results from the GrubHub Platform following the date of the Merger and the growth in payment processing costs related to orders. In addition to the amounts in the table above, during the three months ended March 31, 2013, operations and support expense for the GrubHub Platform was $4.7 million, which would have been included here had the Merger been completed as of January 1, 2013. Payment processing costs increased $4.1 million, or 117%, for the three months ended March 31, 2014 compared to the same period in the prior year due to the 130% growth in Gross Food Sales.

Technology (exclusive of amortization)

Technology expense increased by $2.7 million, or 102%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of technology expense from the GrubHub Platform following the Merger Date.

General and Administrative

General and administrative expense increased by $5.4 million, or 187%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of general and administrative expense from the GrubHub Platform following the Merger Date as well as an increase in other miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.7 million, or 207%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily attributable to the amortization of intangible assets resulting from the Merger, which was $3.0 million for the three months ended March 31, 2014, and increased investment in infrastructure to support the Company’s growing business.

Provision for Income Taxes

Income tax expense increased by $2.7 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily attributable to the increase in income before provision for income taxes due to the factors described above, as well as a slight increase in the estimated annual effective tax rate for 2014 as compared to the same period in the prior year as a result of the change in expected tax rates by legal entity. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

Non-GAAP Financial Measure—Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The Company defines Adjusted EBITDA as net income adjusted to exclude merger and restructuring costs, income taxes, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

The Company included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is an important measure upon which management assesses the Company’s operating performance. The Company uses Adjusted EBITDA as a key performance measure because management believes it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of acquisitions and restructuring, the impact of depreciation and amortization expense on the Company’s fixed assets and the impact of stock-based compensation expense. Because Adjusted EBITDA facilitates internal comparisons of the Company’s historical operating performance on a more consistent basis, the Company also uses Adjusted EBITDA for business planning purposes and in evaluating business opportunities. In addition, management believes Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in the industry as a measure of financial performance and debt-service capabilities.

The Company’s use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect the Company’s cash expenditures for capital equipment or other contractual commitments;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, the Company’s working capital needs; and

•	other companies, including companies in the same industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future the Company will incur expenses similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as indicating that the Company’s future results will be unaffected by these expenses or by any unusual or non-recurring items. When evaluating the Company’s performance, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and other GAAP results.

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$4,353	$1,256
Income taxes	3,850	1,122
Depreciation and amortization	5,515	1,796

EBITDA	13,718	4,174

Merger and restructuring costs(a)	285	403
Stock-based compensation	2,403	621

Adjusted EBITDA	$16,406	$5,198

(a)	Merger and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the Merger and related restructuring initiatives.

PRO FORMA FINANCIAL INFORMATION

On August 8, 2013, GrubHub Inc. acquired all of the equity interests of each of Seamless North America, LLC, Seamless Holdings and GrubHub Holdings, pursuant to the Reorganization Agreement.

For purposes of the Unaudited Pro Forma Condensed Statement of Operations for the three months ended March 31, 2013, the Company assumed that the Merger occurred on January 1, 2013. As a result, the Unaudited Pro Forma Condensed Consolidated Statement of Operations was derived from:

•	the unaudited historical statement of operations of Seamless Holdings (Acquirer) for the three months ended March 31, 2013; and

•	the unaudited historical statement of operations of GrubHub Holdings (Acquiree) for the three months ended March 31, 2013.

The Unaudited Pro Forma Condensed Consolidated Statement of Operations is presented for illustration purposes only and does not necessarily indicate the results of operations that would have been achieved if the Merger had occurred at the beginning of the periods presented, nor is it indicative of future results of operations.

The Unaudited Pro Forma Condensed Consolidated Statement of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

GrubHub Inc. Basic and Diluted earnings per share:

Basic: The weighted average number of shares outstanding used to calculate basic earnings per share in the Unaudited Pro Forma Condensed Consolidated Statements of Operations does not account for the automatic conversion of Preferred Stock into shares of common stock that occurred immediately prior to the IPO.

Diluted: Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options using the treasury stock method and common stock issuable upon conversion of the Series A Preferred Stock.

Pro Forma Basic and Diluted earnings per share:

Basic: The weighted average number of shares outstanding used to calculate the pro forma basic earnings per share in the Unaudited Pro Forma Condensed Consolidated Statements of Operations reflects the common stock issued at the time of the Merger as if the common stock had been issued as of January 1, 2013.

Diluted: Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options using the treasury stock method and common stock issuable upon conversion of the Series A Preferred Stock.

	Three Months Ended March 31, 2013
	GrubHub Inc.	GrubHub Holdings	Acquisition Adjustments	Pro Forma	Three Months Ended March 31, 2014
Revenues	$25,801	$13,576	$—	$39,377	$58,613
Sales and marketing	10,100	4,846	219	15,165	16,117
Operations and support	5,977	4,710	197	10,884	15,107
Technology (exclusive of amortization)	2,647	1,660	124	4,431	5,347
General and administrative	2,903	2,656	(87)	5,472	8,324
Depreciation and amortization	1,796	618	2,675	5,089	5,515

Total operating expenses	23,423	14,490	3,128	41,041	50,410

Income (loss) before provision for income taxes	2,378	(914)	(3,128)	(1,664)	8,203
Provision (benefit) for income taxes	1,122	—	(2,037)	(915)	3,850

Net income (loss) attributable to common stockholders	$1,256	$(914)	$(1,091)	$(749)	$4,353

Net income (loss) per share attributable to common stockholders:
Basic	$0.04			$(0.01)	$0.08
Diluted	$0.03			$(0.01)	$0.06
Weighted average number of shares outstanding:
Basic	31,364			54,682	55,210
Diluted	43,146			74,563	77,635

Acquisition Adjustments

Amortization

The pro forma adjustment reflects the additional amortization that would have been recognized for the acquired intangible assets had the acquisition occurred on January 1, 2013.

		GrubHub Holdings Amortization
	Useful life	Three Months Ended March 31, 2013
		(in thousands)
Developed technology	3 years	$429
Customer list	16.4 years	2,553

Total pro forma impact		2,982
Less amounts already recorded		(307)

Adjustment necessary		$2,675

Replacement stock option awards

In connection with the Merger, the Company was required to replace the GrubHub Platform share-based payment awards. The fair value of the replacement options for services performed after the Merger was recognized as compensation cost. The pro forma adjustment reflects an adjustment of $1.2 million had the Merger occurred on January 1, 2013.

Transaction costs

The pro forma adjustment reflects the elimination of the transaction costs of $0.8 million incurred in connection with the Merger, including $0.4 million of transaction costs at GrubHub Inc. and $0.4 million of transaction costs at GrubHub Holdings.

Income taxes

The $2.0 million pro forma adjustment reflects the estimated income tax benefit that would have been recognized for the three months ended March 31, 2013 had the acquisition occurred on January 1, 2013. The pro forma tax benefit was determined by using the Company’s historical effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company had cash and cash equivalents of $112.8 million consisting of cash and money market funds. The Company’s primary source of liquidity is cash flows from operations as well as proceeds from public and private financings.

In April of 2014, the Company completed the IPO in which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The Company received net proceeds of $95.5 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.0 million. These expenses were recorded against the proceeds received from the IPO. The net offering proceeds were invested in non-interest bearing accounts, short-term and intermediate-term interest-bearing obligations, investment-grade investments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Management believes that the Company’s existing cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next twelve months. However, the Company’s liquidity assumptions may prove to be incorrect, and the Company could utilize its available financial resources sooner than currently expected. The Company’s future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 2, Cautionary Statement. If the Company is unable to obtain needed additional funds, it will have to reduce operating costs, which could impair the Company’s growth prospects and could otherwise negatively impact its business.

Seasonal fluctuations in the Company’s business may also affect the timing of cash flows. In metropolitan markets, the Company generally experiences a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, the Company benefits from increased order volume in its campus markets when school is in session and experiences a decrease in order volume when school is not in session, during summer breaks and other vacation periods. Diner activity can also be impacted by colder or more inclement weather, which typically increases order volume, and warmer or sunny weather, which typically decreases order volume. These changes in diner activity and order volume have a direct impact on operating cash flows. While management expects this seasonal cash flow pattern to continue, changes in the Company’s business model could affect the timing or seasonal nature of its cash flows.

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$27,836	$14,520
Net cash used in investing activities	(2,225)	(3,387)
Net cash provided by (used in) financing activities	558	(1,111)

Cash Flows from Operating Activities

For the three months ended March 31, 2014, net cash provided by operating activities was $27.8 million as compared to $14.5 million for the same period in 2013. The increase in cash flow from operations was driven primarily by an increase in non-cash expenses of $3.7 million related to depreciation and amortization, changes in deferred taxes of $3.4 million, an increase in net income of $3.1 million and an increase of $1.8 million related to stock-based compensation. In addition, during the three months ended March 31, 2014, significant changes in the Company’s operating assets and liabilities resulted from the following:

•	an increase in accounts receivables of $10.8 million due to an increase in amounts owed by the Company’s payment processors for prepaid orders placed through the platform along with amounts owed by customers of the Company’s corporate ordering program for the three months ended March 31, 2014 compared to an increase of $6.4 million for the three months ended March 31, 2013;

•	an increase in restaurant food liability of $18.7 million due to an increase in overall Gross Food Sales processed through the platform for the three months ended March 31, 2014 compared to an increase of $14.2 million for the three months ended March 31, 2013; and

•	an increase in accrued expenses of $3.8 million primarily related to accrued payroll costs, advertising costs and other accruals related to the IPO during the three months ended March 31, 2014 compared to an increase of $0.5 million during the three months ended March 31, 2013.

Cash Flows from Investing Activities

The Company’s primary investing activities during the periods presented included the purchase of property and equipment to support increased headcount and website and internal-use software development.

For the three months ended March 31, 2014, net cash used in investing activities was $2.2 million compared to $3.4 million for the same period in the prior year. The decrease in net cash used in investing activities was due to a decrease in purchases of property and equipment and lower capitalized website development costs.

Cash Flows from Financing Activities

The Company’s financing activities during the periods presented consisted primarily of proceeds from stock option exercises and repurchases of common stock.

For the three months ended March 31, 2014, net cash provided by financing activities was $0.6 million compared to net cash used in financing activities of $1.1 million for the three months ended March 31, 2013. The increase in cash provided by financing activities primarily resulted from an increase in proceeds from stock option exercises of $1.0 million and a decrease in cash used for common stock repurchases of $1.1 million during the three months ended March 31, 2014 as compared to the same period in the prior year.

Acquisitions

On August 8, 2013, the Company acquired all of the equity interests of each of Seamless North America, LLC, Seamless Holdings and GrubHub Holdings pursuant to the Reorganization Agreement.

The fair value of the equity issued in connection with the Merger was approximately $421.5 million. The value of the equity was determined using the estimated fair value of GrubHub Holdings’ stock on the Merger Date based on a valuation of GrubHub Holdings, conducted by management. The $421.5 million included approximately $11.0 million which represented the fair value of the replacement awards that were attributed to the pre-combination service period for GrubHub Holdings option holders. Post-combination expense of $12.5 million is expected to be recognized post-Merger, which represents the unrecognized compensation expense related to GrubHub Holdings stock options. In connection with the Merger, the Company agreed to indemnify Aramark for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings that are the result of certain actions taken by the Company, including the Company’s solicitation of acquirers prior to October 29, 2014, and in certain other instances subject to a $15.0 million limitation.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

The Company did not have any long-term borrowings as of March 31, 2014.

The Company invests its excess cash primarily in money market accounts. The Company’s current investment strategy seeks first to preserve principal, second to provide liquidity for its operating and capital needs and third to maximize yield without putting principal at risk.

The Company’s investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on its investments or their fair value. As the Company’s investment portfolio is short-term in nature, management does not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair market value of the Company’s portfolio, and therefore does not expect the Company’s results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Inflation Risk

Management does not believe that inflation has had a material effect on the Company’s business, results of operations or financial condition.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended March 31, 2014 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Since September 30, 2013, the fair market value of the Company’s stock has increased.

Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of March 31, 2014, there were no events or changes in circumstances that indicated it was more likely than not that the fair value of the Company was below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company and could result in a material impairment of goodwill as of September 30, 2014, the Company’s next annual measurement date.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations

There were no material changes in commitments under contractual obligations, as compared to the contractual obligations disclosed in the Prospectus.

Contingencies

For a discussion of certain litigation involving the Company, see Note 6, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.

New Accounting Pronouncements and Pending Accounting Standards

Under the JOBS Act, the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company will remain an “emerging growth company” for up to five years following the IPO or until it achieves total annual gross revenues in excess of $1 billion during a fiscal year or become a large accelerated filer as a result of achieving a public float of at least $700 million at the end of the second fiscal quarter.

See Note 2, Significant Accounting Policies, to the accompanying condensed consolidated financial statements for a description of the various accounting standards adopted during the periods presented. Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 2, Significant Accounting Policies, to the accompanying condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments management makes about the carrying values of the Company’s assets and liabilities, which are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the assumptions and estimates associated with revenue recognition, website and software development costs, recoverability of intangible assets with definite lives and other long-lived assets and stock-based compensation have the greatest potential impact on the condensed consolidated financial statements. Therefore, these are considered to be the Company’s critical accounting policies and estimates.

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus.

CAUTIONARY STATEMENT

The Company has made forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties that may cause actual results to differ materially from those that we expect. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,”

“target” or “will” or the negative of these words or other similar terms or expressions that concern the Company’s expectations, strategy, plans or intentions. The Company claims the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

•	the Company’s future financial performance, including revenue, costs and expenses, its ability to generate positive cash flow and its ability to achieve and maintain profitability;

•	the sufficiency of the Company’s cash and cash equivalents to meet its liquidity needs;

•	the ability to effectively manage integration after the Merger;

•	the ability to attract and retain restaurants to use the Company’s platform;

•	the ability to increase the number of and retain existing diners using the Company’s websites and mobile applications;

•	the ability to properly use and protect customer information and data;

•	the ability to strengthen the Company’s two-sided network;

•	the growth in the usage of the Company’s mobile applications and its ability to continue to successfully monetize this usage;

•	the ability to innovate and provide a superior experience to restaurants and diners;

•	the ability to successfully expand in existing markets and into new markets;

•	the ability to effectively manage growth and future expenses;

•	the ability to maintain, protect and enhance the Company’s intellectual property;

•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;

•	the impact of weather, natural or man-made catastrophic events on the Company’s business;

•	interruptions in service and any related impact on the Company’s reputation or brand;

•	the ability to comply with modified or new laws and regulations applying to the Company’s business; and

•	the attraction and retention of qualified employees and key personnel.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q to reflect any new events or any change in conditions or circumstances.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See Part I, Item 2, Liquidity and Capital Resources.

Item 4: Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2014 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2014 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1: Legal Proceedings

See Note 6, Commitments and Contingencies, to the accompanying condensed consolidated financial statements for a description of the Company’s legal proceedings.

Item 1A: Risk Factors

There have been no material changes to the Company’s risk factors from those described in the Prospectus.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 3, 2014, the Company’s registration statement on Form S-1 (File No. 333-194219) was declared effective by the Securities and Exchange Commission for an initial public offering pursuant to which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC acted as book-running managers. Allen & Company LLC acted as the senior co-manager and BMO Capital Markets Corp., Canaccord Genuity Inc., Raymond James & Associates, Inc. and William Blair & Company, L.L.C. acted as co-managers. The offering resulted in net proceeds of $95.5 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.0 million. No payments were made by the Company to directors, officers or persons owning ten percent or more of the Company’s common stock or to their associates, or to affiliates of the Company. The Company invested the funds received in non-interest bearing accounts, short-term and intermediate-term interest-bearing obligations, investment-grade investments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

The principal purposes of this offering were to increase the Company’s financial flexibility, create a public market for its common stock and facilitate future access to the public equity markets.

There have been no material changes in the planned use of proceeds from the IPO from that described in the Prospectus.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	—	$—	—	$—
February 1, 2014 – February 28, 2014	50,684	13.70	—	$—
March 1, 2014 – March 31, 2014	7,500	15.42	—	$—

Total	58,184	$13.92	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards

Item 3: Defaults Upon Senior Securities

Not applicable

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective May 5, 2014, Michael Evans resigned from his position as Chief Operating Officer of the Company. As previously disclosed in the Prospectus, Mr. Evans had planned to leave the Company on or before June 30, 2014 to pursue other opportunities.

Item 6: Exhibits

Exhibit No.		Incorporated by Reference			Filed
	Description	Form	Exhibit	Filing Date	Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of GrubHub Inc.	S-1	3.1	March 14, 2014

3.2	Form of Amended and Restated By-laws of GrubHub Inc.	S-1	3.2	March 14, 2014

3.3	Amended and Restated Certificate of Incorporation of GrubHub Inc. (f/k/a GrubHub Seamless Inc. f/k/a Seamless GrubHub Holdings Inc.).	S-1	3.3	March 14, 2014

3.4	By-laws of GrubHub Inc. (f/k/a GrubHub Seamless Inc. f/k/a Seamless GrubHub Holdings Inc.).	S-1	3.4	March 14, 2014

10.1	Registration Rights Agreement, dated August 8, 2013 by and among GrubHub Inc. (f/k/a GrubHub Seamless Inc. f/k/a Seamless GrubHub Holdings Inc.) and certain stockholders listed therein.	S-1	10.1	March 14, 2014

10.2	Tax Matters Agreement, dated May 19, 2013, by and among GrubHub Holdings, Inc. Seamless Holdings Corporation and Aramark Holdings Corporation.	S-1	10.2	March 14, 2014

10.7	Reorganization and Contribution Agreement, dated May 19, 2013, by and among Seamless North America, LLC, GrubHub Inc. (f/k/a GrubHub Seamless Inc.), GrubHub Holdings Inc. (f/k/a GrubHub, Inc.), Pizza 1 Co., Pizza 2 Co., SLW Investor, LLC and Seamless Holdings Corporation.	S-1	10.7	March 14, 2014

21.1	List of Subsidiaries of the Company	S-1	21.1	March 14, 2014

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBHUB INC.

By:	/S/ MATTHEW MALONEY
Matthew Maloney
Chief Executive Officer and Director

By:	/S/ ADAM DEWITT
Adam DeWitt
Chief Financial Officer and Treasurer

By:	/S/ BRANDT KUCHARSKI
Brandt Kucharski
Corporate Controller

Date: May 15, 2014