Form 10-Q
period 2014-06-30
GrubHub Inc.
filed 2014-08-07
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 78,834,298 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207,096	$86,542
Accounts receivable, less allowances for doubtful accounts	37,863	29,304
Deferred taxes, current	3,688	3,688
Prepaid expenses	2,505	2,625
Total current assets	251,152	122,159
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	16,529	17,096
OTHER ASSETS:
Other assets	4,039	2,328
Goodwill	352,788	352,788
Acquired intangible assets, net of amortization	261,390	268,441
Total other assets	618,217	623,557
TOTAL ASSETS	$885,898	$762,812
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$84,486	$78,245
Accounts payable	2,390	3,353
Accrued payroll	3,441	1,720
Taxes payable	1,377	1,768
Restructuring accrual	478	176
Other accruals	9,850	7,329
Total current liabilities	102,022	92,591
LONG TERM LIABILITIES:
Deferred taxes, non-current	98,633	90,495
Other accruals	3,939	3,936
Total long term liabilities	102,572	94,431
Commitments and Contingencies
Redeemable common stock, $0.0001 par value, no shares and 1,344,236 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	—	18,415
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of June 30, 2014 and December 31, 2013; issued and outstanding: no shares as of June 30, 2014 and 19,284,113 shares as of December 31, 2013; aggregate liquidation preference of $86,200 as of December 31, 2013	—	2
Common stock, $0.0001 par value. Authorized: 500,000,000 and 165,000,000 shares at June 30, 2014 and December 31, 2013, respectively; issued and outstanding: 78,831,161 and 53,757,437 shares as of June 30, 2014 and December 31, 2013, respectively	8	5
Accumulated other comprehensive income	316	132
Additional paid-in capital	617,375	500,356
Retained earnings	63,605	56,880
Total Stockholders’ Equity	$681,304	$557,375
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$885,898	$762,812

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$60,006	$26,857	$118,619	$52,658
Costs and expenses:
Sales and marketing	16,168	6,064	32,285	16,164
Operations and support	14,734	5,998	29,841	11,975
Technology (exclusive of amortization)	6,066	2,697	11,413	5,344
General and administrative	8,620	5,809	16,944	8,712
Depreciation and amortization	5,615	1,877	11,130	3,673
Total costs and expenses	51,203	22,445	101,613	45,868
Income before provision for income taxes	8,803	4,412	17,006	6,790
Provision for income taxes	6,111	2,589	9,961	3,711
Net income	2,692	1,823	7,045	3,079
Preferred stock tax distributions	(320)	(648)	(320)	(648)
Net income attributable to common stockholders	$2,372	$1,175	$6,725	$2,431
Net income per share attributable to common stockholders:
Basic	$0.03	$0.04	$0.10	$0.08
Diluted	$0.03	$0.04	$0.09	$0.07
Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	78,042	31,373	66,626	31,368
Diluted	82,074	43,566	79,854	43,356

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,692	$1,823	$7,045	$3,079
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	135	(1)	184	(225)
COMPREHENSIVE INCOME	$2,827	$1,822	$7,229	$2,854

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,045	$3,079
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,390	1,278
Provision for doubtful accounts	166	86
Deferred taxes	8,138	(151)
Intangible asset amortization	8,740	2,395
Tenant allowance amortization	(79)	(79)
Stock-based compensation	4,687	1,238
Deferred rent	76	(64)
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(8,725)	(7,081)
Prepaid expenses and other assets	(1,592)	452
Accounts payable	(962)	1,510
Restaurant food liability	6,241	11,184
Accrued payroll	1,721	1,192
Other accruals	2,439	4,376
Net cash provided by operating activities	30,285	19,415

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized website and development costs	(1,112)	(1,434)
Purchases of property and equipment	(2,378)	(3,170)
Net cash used in investing activities	(3,490)	(4,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	94,927	—
Proceeds from exercise of stock options	1,145	104
Taxes paid related to net settlements of stock-based compensation awards	(2,061)	—
Repurchases of common stock	(116)	(1,259)
Preferred stock tax distributions	(320)	(651)
Net cash provided by (used in) financing activities	93,575	(1,806)

Net change in cash and cash equivalents	120,370	13,005
Effect of exchange rates on cash	184	(225)
Cash and cash equivalents at beginning of year	86,542	41,161
Cash and cash equivalents at end of the period	$207,096	$53,941

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Cash paid for income taxes	$1,321	$2,243
Cashless exercise of stock options	1,049	—
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	(3,109)	—

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

Initial Public Offering

On April 4, 2014, the Company completed an initial public offering (the “IPO”) in which it issued and sold 4,000,000 shares of class A common stock at a public offering price of $26.00 per share. The Company received net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. These expenses were recorded against the proceeds received from the IPO.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of GrubHub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 7, 2014. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires that a liability related to an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 was effective for and adopted by the Company in the first quarter of 2014 and applied prospectively to unrecognized tax benefits that existed at the effective date. The adoption of ASU 2013-11 impacted the Company’s financial statement presentation and disclosures, but otherwise did not impact the Company’s condensed consolidated financial position, results of operations or cash flows.

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

The Company incurred certain expenses directly and indirectly related to the Merger of $2.9 million and $3.3 million during the three and six months ended June 30, 2013, respectively, which were recognized in general and administrative expenses within the condensed consolidated statements of operations.

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

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and six months ended June 30, 2013 as if GrubHub Inc. had acquired GrubHub Holdings Inc. as of January 1, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Revenues	$40,650	$80,027
Net income	1,522	773

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The pro forma adjustments reflect the additional amortization that would have been recognized for the intangible assets, replacement stock option awards compensation cost for services performed after the Merger, elimination of transaction costs incurred and pro forma tax adjustments for the three and six months ended June 30, 2013 as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Amortization of intangible assets	$2,659	$5,334
Stock-based compensation	1,210	2,424
Transaction costs	(6,669)	(7,430)
Income tax benefit	(730)	(2,767)

The unaudited pro forma revenues are not intended to represent or be indicative of the Company’s condensed consolidated results of operations or financial condition that would have been reported had the Merger been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

4. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$5,143	$(1,534)	$3,609
Customer and vendor relationships, databases	191,979	(23,874)	168,105
Total amortizable intangible assets	197,122	(25,408)	171,714
Indefinite-lived trademarks	89,676	—	89,676
Total acquired intangible assets	$286,798	$(25,408)	$261,390

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$5,143	$(677)	$4,466
Customer and vendor relationships, databases	191,979	(17,680)	174,299
Total amortizable intangible assets	197,122	(18,357)	178,765
Indefinite-lived trademarks	89,676	—	89,676
Total acquired intangible assets	$286,798	$(18,357)	$268,441

Amortization expense for acquired intangible assets was $3.5 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $7.0 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2014.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

Estimated future amortization expense of acquired intangible assets as of June 30, 2014 was as follows:

(in thousands)
The remainder of 2014	$7,051
2015	14,102
2016	13,344
2017	12,068
2018	12,068
Thereafter	113,081
Total	$171,714

5. Property and Equipment

The components of the Company’s property and equipment as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Computer equipment	$11,495	$9,739
Furniture and fixtures	2,440	2,176
Developed software	15,064	13,930
Purchased software	2,129	2,124
Leasehold improvement	6,473	6,120
Property and equipment	37,601	34,089
Accumulated amortization and depreciation	(21,072)	(16,993)
Property and equipment, net	$16,529	$17,096

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the three months ended June 30, 2014 and 2013 of $1.4 million and $0.8 million, respectively, and $2.7 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively.

The Company capitalized developed software costs of $0.7 million for each of the three months ended June 30, 2014 and 2013 and $1.1 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended June 30, 2014 and 2013 was $0.7 million and $0.5 million, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively.

6. Commitments and Contingencies

Legal

In August 2011, Ameranth filed a patent infringement action against a number of defendants, including GrubHub Holdings Inc., in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). In September 2011, Ameranth amended its complaint in the ’1810 action to also accuse Seamless North America, LLC of infringement. Ameranth alleged that the GrubHub Holdings Inc. and Seamless North America, LLC ordering systems, products and services infringe claims 12 through 15 of U.S. Patent No. 6,384,850 (“’850 patent”) and claims 11 and 15 of U.S. Patent No. 6,871,325 (“’325 patent”).

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

No trial date has been set for this case. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of June 30, 2014, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities. As of June 30, 2014, the Company had reserved $0.6 million for such litigation.

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

Restructuring

On November 20, 2013 the Company announced plans to close its Sandy, Utah office location in 2014. The Company recorded a restructuring accrual in the condensed consolidated balance sheets for severance and payroll related benefits as a result of the restructuring announcement. This amount represents the service vesting requirements for identified employees required to work through the expected closure date of the facility of December 31, 2014. The Company estimates total restructuring costs to be incurred will be approximately $1.2 million, including expense of $0.5 million to be recognized in the second half of 2014 related to the termination of the Sandy, Utah office lease agreement. For the three and six months ended June 30, 2014, restructuring expense of $0.2 million and $0.5 million, respectively, was recognized in general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the Company’s restructuring activity during the six months ended June 30, 2014:

(in thousands)
Restructuring accrual balance at December 31, 2013	$176
Restructuring expense	492
Cash payments	(190)
Restructuring accrual balance at June 30, 2014	$478

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

The Company granted 1,739,273 and 368,750 stock options during the six months ended June 30, 2014 and 2013, respectively. The fair market value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatilities of comparable publicly traded companies. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The fair value at grant date was determined considering the performance of the Company at the grant date as well as future growth and profitability expectations by applying market and income approaches. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair market value of the stock options granted during the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
Weighted average fair value options granted	$13.12	$1.66
Average risk-free interest rate	2.00%	1.10%
Expected stock price volatilities(a)	50.5%	53.8%
Dividend yield	None	None
Expected stock option life (years)	6.29	6.06

a)

There was no active external or internal market for the Company’s shares until April of 2014. Thus, it was not possible to estimate the expected volatility of the Company’s share price in estimating fair value of options granted. As a substitute for such volatility, the Company used the historical volatility of comparable companies.

Stock option awards as of December 31, 2013 and June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

	Options	Weighted Average Exercise Price	Average Intrinsic Value (thousands)	Weighted Average Exercise Term (years)
Outstanding at December 31, 2013	7,669,553	$4.08	$56,844	8.29
Granted	1,739,273	15.13
Forfeited	(558,820)	4.27
Exercised	(695,627)	3.31
Outstanding at June 30, 2014	8,154,379	6.44	236,210	8.20
Vested and expected to vest at June 30, 2014	6,587,727	5.60	196,389	8.06
Exercisable at June 30, 2014	3,493,142	$3.88	$110,146	7.76

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock on June 30, 2014 and December 31, 2013, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three and six months ended June 30, 2014 was $5.1 million and $11.6 million, respectively. The aggregate intrinsic value of awards exercised during the three and six months ended June 30, 2013 was less than $0.1 million.

The stock options vest over different lengths of time depending upon the grantee. Compensation expense is recognized over the vesting period. The Company recorded compensation expense of $2.3 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $4.7 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $21.1 million and is expected to be recognized over a weighted average period of 3.05 years.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

8. Stockholders’ Equity

As of June 30, 2014 and December 31, 2013, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock. Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, into common stock on a one-for-one basis, subject to adjustment as defined in the Company’s amended and restated certificate of incorporation. The Company entered into a stockholders agreement in 2013 with certain stockholders. The agreement prevented those stockholders from transferring their shares without the consent of a majority of the stockholders.

On April 4, 2014, the Company completed the IPO in which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The Company received net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. Upon the closing of the IPO, the stockholder’s agreement ceased to be in effect.

Common Stock

Each holder of common stock will have one vote per share of common stock held on all matters that are submitted for stockholder vote. Upon liquidation, the common stock was junior to the rights and preferences of the Series A Preferred Stock as of December 31, 2013. At June 30, 2014 and December 31, 2013, there were 500,000,000 and 165,000,000 shares of common stock authorized, respectively. At June 30, 2014 and December 31, 2013, there were 78,831,161 and 53,757,437 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of June 30, 2014 or December 31, 2013.

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of June 30, 2014 and December 31, 2013. Upon the closing of the IPO on April 4, 2014, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted on a one-for-one basis into an aggregate of 19,284,113 shares of common stock. There were no issued or outstanding shares of preferred stock as of June 30, 2014.

As of December 31, 2013, the 19,284,113 outstanding shares of Series A Preferred Stock had a liquidation preference of an amount per share equal to the original Series A Preferred Stock issue price of approximately $86.2 million.

Redeemable Common Stock

The put rights that would have required the Company to repurchase the Company’s then outstanding redeemable common stock at fair value (as defined in the stockholders agreement) determined at the redemption date were terminated and the shares converted on a one-for-one basis into an aggregate of 1,344,236 shares common stock upon the closing of the IPO on April 4, 2014.

As of December 31, 2013, there were 1,344,236 shares of common stock with put rights. As the redemption price was equivalent to the fair value of the instrument, the Company adjusted the carrying value of the redeemable common stock to its fair value with an adjustment to equity. The fair value of the redeemable common stock was $18.4 million at December 31, 2013. The Company had an annual redemption limit of $4.0 million.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The Company’s equity as of December 31, 2013 and June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

(in thousands)
Balance at December 31, 2013	$557,375
Net income	7,045
Currency translation	184
Termination of put rights of redeeemable common stock, in connection with the IPO	34,950
Issuance of common stock in connection with the IPO, net of issuance costs	94,927
Change in fair value of redeemable common stock	(16,535)
Stock-based compensation	4,709
Stock option exercises, net of withholdings and other	2,194
Preferred stock tax distributions	(320)
Common stock repurchases	(3,225)
Balance at June 30, 2014	$681,304

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)
Net income	$2,692			$1,823
Preferred stock tax distributions	(320)			(648)
Basic EPS
Net income attributable to common stockholders	2,372	78,042	$0.03	1,175	31,373	$0.04
Effect of Dilutive Securities
Preferred stock	320	636		648	11,186
Stock options	—	3,396		—	1,007
Diluted EPS
Net income attributable to common stockholders	$2,692	82,074	$0.03	$1,823	43,566	$0.04

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the calculation of basic and diluted net income per share attributable to common stock holders for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)
Net income	$7,045			$3,079
Preferred stock tax distributions	(320)			(648)
Basic EPS
Net income attributable to common stockholders	6,725	66,626	$0.10	2,431	31,368	$0.08
Effect of Dilutive Securities
Preferred stock	320	9,960		648	11,186
Stock options	—	3,268		—	802
Diluted EPS
Net income attributable to common stockholders	$7,045	79,854	$0.09	$3,079	43,356	$0.07

For the three months ended June 30, 2014 and 2013, 140,283 and 352,500 shares of common stock underlying stock options, respectively, were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive. For the six months ended June 30, 2014 and 2013, 140,283 and 328,750 shares of common stock underlying stock options, respectively, were excluded because their effect would have been antidilutive.

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

The following table presents the balances of assets measured at fair value based on Level 1 inputs on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Cash equivalents	$4,203	$4,200

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The fair value of the Company’s redeemable common stock, determined to be Level 3 under the fair value hierarchy, was measured based on the required redemption at the most recent fair value of the common stock. The put rights for the Company’s then outstanding redeemable common stock were terminated and the shares converted on a one-for-one basis into common stock upon the closing of the IPO on April 4, 2014. The following table presents the fair value, valuation techniques and related unobservable inputs for the Level 3 measurement as of December 31, 2013:

	Fair value measurement
	(Level 3)
	(in thousands)	Valuation	Unobservable	Range
	December 31, 2013	technique	input	December 31, 2013
Redeemable common stock	$18,415	Probability Weighted	Discount rate	15.3%
		Expected Return Method	Lack of marketability per common share	14.9%

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on April 7, 2014 (the “Prospectus”). Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Seamless Holdings Corporation (the “Seamless Platform”) as of and for the three and six months ended June 30, 2013 and (ii) GrubHub Inc. as of December 31, 2013 and for the three and six months ended June 30, 2014. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors”.

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

The proliferation of mobile devices over the past few years has significantly increased the value of the GrubHub platform. The Company’s powerful, easy-to-use mobile applications for iPhone, iPad and Android, enable diners to access GrubHub whenever and wherever they want takeout. The discovery and ordering capabilities that are available on the Company’s consumer websites are also available through its mobile applications. GrubHub monetizes the orders placed through its mobile applications using the same rate as orders placed through its websites. The Company’s mobile applications make ordering from GrubHub more accessible and personal, driving increased use of the platform by restaurants and diners. Orders placed on mobile devices increased from approximately 41% of consumer orders during the six months ended June 30, 2013 to approximately 46% of consumer orders during the six months ended June 30, 2014.

The Company generates revenues primarily when diners place an order on its platform. Restaurants pay a commission, typically a percentage of the transaction on orders that are processed through the Company’s platform. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the minimum rate, to affect their relative priority in the Company’s sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. For most orders, diners use a credit card to pay the Company for their meal when the order is placed. For these transactions, the Company collects the total amount of the order from the diner and remits the net proceeds to the restaurant less commission. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. The Company also deducts commissions for other transactions that go through its platform, such as cash transactions for restaurants in the network, from the aggregate proceeds received.

Overview of Reorganization

On August 8, 2013 (the “Merger Date”), GrubHub Inc. acquired, through a series of transactions, all of the equity interests of each of Seamless North America, LLC, Seamless Holdings Corporation (“Seamless Holdings” or, the “Seamless Platform”) and GrubHub Holdings Inc. (the “GrubHub Platform”) pursuant to that certain Reorganization and Contribution Agreement, dated as of May 19, 2013, by and among GrubHub Inc., Seamless North America, LLC, Seamless Holdings, GrubHub Holdings Inc. and the other parties thereto (the “Reorganization Agreement”). The Company issued 23,318,580 shares of common stock and 8,098,430 shares of preferred stock to GrubHub Holdings Inc. in exchange for all of GrubHub Holdings Inc.’s equity interests (the “Merger”). The fair value of the equity issued to GrubHub Holdings Inc. in connection with the Merger was approximately $421.5 million. Following this transaction, the Company concluded that Seamless Holdings was deemed the acquirer for financial reporting purposes and the acquisition of GrubHub Holdings Inc. has been accounted for as a business combination. The Merger has enabled the Company to expand its two-sided network, connecting customers in the geographies it serves with more restaurants. Through the combination of the GrubHub Platform and the Seamless Platform, the Company has been able to eliminate duplicative marketing expenses and restaurant sales and take advantage of a complementary geographic footprint.

The financial position and results of operations of GrubHub Holdings Inc. have been included in the Company’s financial statements since August 9, 2013. The financial position and results of operations of Seamless Holdings and Seamless North America, LLC have been included in the condensed consolidated financial statements for all periods presented.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Active Diners	4,192,000	1,171,000	258%	4,192,000	1,171,000	258%
Daily Average Grubs	174,500	83,600	109%	177,800	83,200	114%
Gross Food Sales (in millions)	$422.6	$193.1	119%	$855.6	$381.4	124%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and six months ended June 30, 2014 as compared to the same periods in the prior year. Growth in all metrics was attributable to a combination of the impact of the Merger and organic growth.

The Merger significantly increased each of the Company’s key business metrics. In addition to the figures in the table above, the GrubHub Platform had 1.8 million active diners, 46,500 Daily Average Grubs and generated $113.6 million in Gross Food Sales during the three months ended June 30, 2013. During the six months ended June 30, 2013, the GrubHub Platform had 1.8 million active diners, 46,400 Daily Average Grubs and generated $225.3 million in Gross Food Sales.

Organic growth was due primarily to increased product and brand awareness by diners, better restaurant choices for diners in the Company’s markets and the growth of the Company’s mobile applications, which allow diners to order takeout through the platform using their mobile devices.

Basis of Presentation

Revenues

The Company generates revenues primarily when diners place an order on its platform. Restaurants pay a commission, typically a percentage of the transaction on orders that are processed through the Company’s platform. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the minimum rate, to affect their relative priority in the Company’s sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. For most orders, diners use a credit card to pay the Company for their meal when the order is placed. For these transactions, the Company collects the total amount of the order from the diner and remits the net proceeds to the restaurant less commission. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. The Company also deducts commissions for other transactions that go through its platform, such as cash transactions for restaurants in the network, from the aggregate proceeds received.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

The following table sets forth the Company’s results of operations for the three months ended June 30, 2014 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended June 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$60,006	100%	$26,857	100%	$33,149	123%
Costs and expenses:
Sales and marketing	16,168	27%	6,064	23%	10,104	167%
Operations and support	14,734	25%	5,998	22%	8,736	146%
Technology (exclusive of amortization)	6,066	10%	2,697	10%	3,369	125%
General and administrative	8,620	14%	5,809	22%	2,811	48%
Depreciation and amortization	5,615	9%	1,877	7%	3,738	199%
Total costs and expenses(a)	51,203	85%	22,445	84%	28,758	128%
Income before provision for income taxes	8,803	15%	4,412	16%	4,391	100%
Provision for income taxes	6,111	10%	2,589	10%	3,522	136%
Net income	2,692	4%	1,823	7%	869	48%
Preferred stock tax distributions	(320)	(1%)	(648)	(2%)	328	(51%)
Net income attributable to common stockholders	$2,372	4%	$1,175	4%	$1,197	102%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$16,909	28%	$9,846	37%	$7,063	72%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $33.1 million, or 123%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily related to the inclusion of results from the GrubHub Platform and growth in Active Diners, which increased from 1.2 million to 4.2 million at the end of each period, driving an increase in Daily Average Grubs to 174,500 during the three months ended June 30, 2014 from 83,600 Daily Average Grubs during the same period in 2013. During the three months ended June 30, 2013, there were approximately 1.8 million active diners and 46,500 Daily Average Grubs on the GrubHub Platform that would have been included had the Merger been completed as of January 1, 2013. The growth in Active Diners and Daily Average Grubs unrelated to the Merger was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the three months ended June 30, 2014 compared to the same period in 2013 due to the Company’s implementation of a new feature on the Seamless platform that allows restaurants to influence how high they appear in the search results based on their commission rate.

Sales and Marketing

Sales and marketing expense increased by $10.1 million, or 167%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to an increase in the size of the Company’s advertising campaigns, particularly in television, the inclusion of results from the GrubHub Platform following the Merger Date and growth in the Company’s sales and marketing teams. For the three months ended June 30, 2014 versus the same period in 2013, advertising spending increased by $7.2 million. During the same period, the number of sales personnel increased by 136% and the number of marketing personnel increased by 90%, primarily as a result of the addition of sales and marketing personnel from the GrubHub Platform.

Operations and Support

Operations and support expense increased by $8.7 million, or 146%, for the three months ended June 30, 2014 compared to the same period in 2013. This increase was primarily attributable to the inclusion of results from the GrubHub Platform following the date of the Merger and the growth in payment processing costs related to orders. In addition to the amounts in the table above, during the three months ended June 30, 2013, operations and support expense for the GrubHub Platform was $4.8 million, which would have been included here had the Merger been completed as of January 1, 2013. Payment processing costs increased $3.9 million, or 108%, for the three months ended June 30, 2014 compared to the same period in the prior year due to the 119% growth in Gross Food Sales.

Technology (exclusive of amortization)

Technology expense increased by $3.4 million, or 125%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of technology expense from the GrubHub Platform following the Merger Date and growth in the Company’s technology team to support the growth and development of the Seamless and GrubHub platforms. During the three months ended June 30, 2014, the number of technology personnel increased by 118% compared to the same period in the prior year.

General and Administrative

General and administrative expense increased by $2.8 million, or 48%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of general and administrative expenses from the GrubHub Platform following the Merger Date, costs associated with being a public company, higher stock-based compensation expense and an increase in other miscellaneous expenses required to support growth in the business, partially offset by lower legal and professional fees for expenses incurred in 2013 related to the Merger.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.7 million, or 199%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the amortization of intangible assets acquired in the Merger of $3.0 million for the three months ended June 30, 2014, and increased investment in infrastructure to support the Company’s growing business.

Provision for Income Taxes

Income tax expense increased by $3.5 million for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to a $2.0 million increase in the Company’s deferred liabilities as a result of a change in state tax law and the increase in income before provision for income taxes due to the factors described above. Changes in tax laws in other jurisdictions could result in similar adjustments. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

Six Months Ended June 30, 2014 and 2013

The following table sets forth the Company’s results of operations for the six months ended June 30, 2014 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Six Months Ended June 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$118,619	100%	$52,658	100%	$65,961	125%
Costs and expenses:
Sales and marketing	32,285	27%	16,164	31%	16,121	100%
Operations and support	29,841	25%	11,975	23%	17,866	149%
Technology (exclusive of amortization)	11,413	10%	5,344	10%	6,069	114%
General and administrative	16,944	14%	8,712	17%	8,232	94%
Depreciation and amortization	11,130	9%	3,673	7%	7,457	203%
Total costs and expenses(a)	101,613	86%	45,868	87%	55,745	122%
Income before provision for income taxes	17,006	14%	6,790	13%	10,216	150%
Provision for income taxes	9,961	8%	3,711	7%	6,250	168%
Net income	7,045	6%	3,079	6%	3,966	129%
Preferred stock tax distributions	(320)	—%	(648)	(1%)	328	(51%)
Net income attributable to common stockholders	$6,725	6%	$2,431	5%	$4,294	177%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$33,315	28%	$15,044	29%	$18,271	121%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $66.0 million, or 125%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily related to the inclusion of results from the GrubHub Platform and growth in Active Diners, which increased from 1.2 million to 4.2 million at the end of each period, driving an increase in Daily Average Grubs to 177,800 during the six months ended June 30, 2014 from 83,200 Daily Average Grubs during the same period in 2013. During the six months ended June 30, 2013, there were approximately 1.8 million active diners and 46,400 Daily Average Grubs on the GrubHub Platform that would have been included had the Merger been completed as of January 1, 2013. The growth in Active Diners and Daily Average Grubs unrelated to the Merger was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the three months ended June 30, 2014 due to the Company’s implementation of a new feature on the Seamless platform that allows restaurants to influence how high they appear in the search results based on their commission rate.

Sales and Marketing

Sales and marketing expense increased by $16.1 million, or 100%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of results from the GrubHub Platform following the Merger Date, expansion of the Company’s advertising efforts and growth in the Company’s sales and marketing teams. For the six months ended June 30, 2014 versus the same period in 2013, advertising spending increased by $10.2 million primarily as a result of the inclusion of advertising spending for the GrubHub Platform as well as an increase in the Company’s advertising efforts. During the same period, the number of sales personnel increased by 152% and the number of marketing personnel increased by 98%, primarily as a result of the addition of sales and marketing personnel from the GrubHub Platform.

Operations and Support

Operations and support expense increased by $17.9 million, or 149%, for the six months ended June 30, 2014 compared to the same period in 2013. This increase was primarily attributable to the inclusion of results from the GrubHub Platform following the date of the Merger, an increase in payment processing costs related to orders and growth in the Company’s customer service teams. In addition to the amounts in the table above, during the six months ended June 30, 2013, operations and support expense for the GrubHub Platform was $9.5 million, which would have been included here had the Merger been completed as of January 1, 2013. Payment processing costs increased $7.9 million, or 110%, for the six months ended June 30, 2014 compared to the same period in the prior year due to the 124% growth in Gross Food Sales. During the same period, the number of customer service personnel increased by 317% primarily as a result of the addition of operations and support personnel from the GrubHub Platform as well as growth to support the increase in orders.

Technology (exclusive of amortization)

Technology expense increased by $6.1 million, or 114%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of technology expense from the GrubHub Platform following the Merger Date and growth in the Company’s technology team. During the six months ended June 30, 2014, the number of technology personnel increased by 124% compared to the same period in the prior year, primarily due to the addition of technology personnel from the GrubHub Platform as well as growth to support the development of the Seamless and GrubHub platforms, including its websites, mobile applications and other products.

General and Administrative

General and administrative expense increased by $8.2 million, or 94%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of general and administrative expenses from the GrubHub Platform following the Merger Date, costs associated with being a public company, higher stock-based compensation expense and an increase in other miscellaneous expenses required to support growth in the business, partially offset by lower legal and professional fees for expenses incurred in 2013 related to the Merger.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.5 million, or 203%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the amortization of intangible assets acquired in the Merger of $6.0 million for the six months ended June 30, 2014, and increased investment in infrastructure to support the Company’s growing business.

Provision for Income Taxes

Income tax expense increased by $6.3 million for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the increase in income before provision for income taxes due to the factors described above. In addition, the Company recognized a $2.0 million increase in its deferred tax liabilities during the six months ended June 30, 2014 as a result of a change in state tax law.  Changes in tax laws in other jurisdictions could result in similar adjustments. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

Non-GAAP Financial Measure - Adjusted EBITDA

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$2,692	$1,823	$7,045	$3,079
Income taxes	6,111	2,589	9,961	3,711
Depreciation and amortization	5,615	1,877	11,130	3,673
EBITDA	14,418	6,289	28,136	10,463
Merger and restructuring costs(a)	207	2,940	492	3,343
Stock-based compensation	2,284	617	4,687	1,238
Adjusted EBITDA	$16,909	$9,846	$33,315	$15,044

(a)    Merger and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the Merger and restructuring initiatives.

______________________________________________________

PRO FORMA FINANCIAL INFORMATION

On August 8, 2013, GrubHub Inc. acquired all of the equity interests of each of Seamless North America, LLC, Seamless Holdings and GrubHub Holdings, pursuant to the Reorganization Agreement.

For purposes of the Unaudited Pro Forma Condensed Statement of Operations for the three and six months ended June 30, 2013, the Company assumed that the Merger occurred on January 1, 2013. As a result, the Unaudited Pro Forma Condensed Consolidated Statement of Operations was derived from:

a)	the unaudited historical statement of operations of Seamless Holdings (Acquirer) for the three and six months ended June 30, 2013; and
b)	the unaudited historical statement of operations of GrubHub Holdings (Acquiree) for the three and six months ended June 30, 2013.

The Unaudited Pro Forma Condensed Consolidated Statement of Operations is presented for illustration purposes only and does not necessarily indicate the results of operations that would have been achieved if the Merger had occurred at the beginning of the year of acquisition, nor is it indicative of future results of operations.

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

The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the three months ended June 30, 2013 and the results of operations for the three months ended June 30, 2014 were as follows:

	Three Months Ended June 30, 2013
	GrubHub Inc.	GrubHub Holdings	Acquisition Adjustments	Pro Forma	Three Months Ended June 30, 2014
	(in thousands, except per share data)
Revenues	$26,857	$13,793	$—	$40,650	$60,006
Sales and marketing	6,064	4,504	218	10,786	16,168
Operations and support	5,998	4,825	197	11,020	14,734
Technology (exclusive of amortization)	2,697	1,504	122	4,323	6,066
General and administrative	5,809	6,107	(5,996)	5,920	8,620
Depreciation and amortization	1,877	684	2,659	5,220	5,615
Total operating expenses	22,445	17,624	(2,800)	37,269	51,203
Income (loss) before provision for income taxes	4,412	(3,831)	2,800	3,381	8,803
Provision (benefit) for income taxes	2,589	—	(730)	1,859	6,111
Net income (loss)	1,823	(3,831)	3,530	1,522	2,692
Preferred stock tax distributions	(648)	—	—	(648)	(320)
Net income (loss) attributable to common stockholders	$1,175	$(3,831)	$3,530	$874	$2,372
Net income per share attributable to common stockholders
Basic	$0.04			$0.02	$0.03
Diluted	$0.04			$0.02	$0.03
Weighted average number of shares outstanding:
Basic	31,373			54,692	78,042
Diluted	43,566			74,983	82,074

The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 2013 and the results of operations for the six months ended June 30, 2014 were as follows:

	Six Months Ended June 30, 2013
	GrubHub Inc.	GrubHub Holdings	Acquisition Adjustments	Pro Forma	Six Months Ended June 30, 2014
	(in thousands, except per share data)
Revenues	$52,658	$27,369	$—	$80,027	$118,619
Sales and marketing	16,164	9,350	437	25,951	32,285
Operations and support	11,975	9,535	394	21,904	29,841
Technology (exclusive of amortization)	5,344	3,164	246	8,754	11,413
General and administrative	8,712	8,763	(6,083)	11,392	16,944
Depreciation and amortization	3,673	1,302	5,334	10,309	11,130
Total operating expenses	45,868	32,114	328	78,310	101,613
Income (loss) before provision for income taxes	6,790	(4,745)	(328)	1,717	17,006
Provision (benefit) for income taxes	3,711	—	(2,767)	944	9,961
Net income (loss)	3,079	(4,745)	2,439	773	7,045
Preferred stock tax distributions	(648)	—	—	(648)	(320)
Net income (loss) attributable to common stockholders	$2,431	$(4,745)	$2,439	$125	$6,725
Net income per share attributable to common stockholders
Basic	$0.08			$0.00	$0.10
Diluted	$0.07			$0.01	$0.09
Weighted average number of shares outstanding:
Basic	31,368			54,687	66,626
Diluted	43,356			74,773	79,854

Acquisition Adjustments

Amortization

The pro forma adjustments reflect the additional amortization that would have been recognized for the acquired intangible assets for the three and six months ended June 30, 2013 had the acquisition occurred on January 1, 2013.

		GrubHub Holdings Amortization
	Useful Life	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
			(in thousands)
Developed technology	3 years	$428	$857
Customer list	16.4 years	2,552	5,105
Total pro forma impact		2,980	5,962
Less amounts already recorded		(321)	(628)
Adjustment necessary		$2,659	$5,334

Replacement stock option awards

In connection with the Merger, the Company was required to replace the GrubHub Platform stock-based payment awards. The fair value of the replacement options for services performed after the Merger was recognized as compensation cost. The pro forma adjustments reflect an adjustment of $1.2 million and $2.4 million for the three and six months ended June 30, 2013, respectively, had the Merger occurred on January 1, 2013.

Transaction costs

The pro forma adjustments reflect the elimination of the transaction costs of $6.6 million and $7.4 million incurred in connection with the Merger for the three and six months ended June 30, 2013, respectively, including $2.9 million and $3.3 million of transaction costs at GrubHub Inc. for the three and six months ended June 30, 2013, respectively, and $3.7 million and $4.1 million of transaction costs at GrubHub Holdings for the three and six months ended June 30, 2013, respectively.

Income taxes

The $0.7 million and $2.8 million pro forma adjustments reflect the estimated income tax benefit that would have been recognized for the three and six months ended June 30, 2013, respectively, had the acquisition occurred on January 1, 2013. The pro forma tax benefit was determined by using the Company’s historical effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company had cash and cash equivalents of $207.1 million consisting of cash and money market funds. The Company’s primary source of liquidity is cash flows from operations as well as proceeds from public and private financings.

In April of 2014, the Company completed the IPO in which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The Company received net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. These expenses were recorded against the proceeds received from the IPO. The net offering proceeds were invested in non-interest bearing accounts, short-term and intermediate-term interest-bearing obligations, investment-grade investments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Management believes that the Company’s existing cash and cash equivalents will be sufficient to meet its working capital requirements for at least the next twelve months. However, the Company’s liquidity assumptions may prove to be incorrect, and the Company could utilize its available financial resources sooner than currently expected. The Company’s future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, “Risk Factors.” If the Company is unable to obtain needed additional funds, it will have to reduce operating costs, which could impair the Company’s growth prospects and could otherwise negatively impact its business.

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

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$30,285	$19,415
Net cash used in investing activities	(3,490)	(4,604)
Net cash provided by (used in) financing activities	93,575	(1,806)

Cash Flows from Operating Activities

For the six months ended June 30, 2014, net cash provided by operating activities was $30.3 million compared to $19.4 million for the same period in 2013. The increase in cash flow from operations was driven primarily by changes in deferred taxes of $8.3 million, an increase in non-cash expenses of $7.5 million related to depreciation and amortization, an increase in net income of $4.0 million and an increase of $3.4 million related to stock-based compensation. In addition, during the six months ended June 30, 2014 and 2013, significant changes in the Company’s operating assets and liabilities resulted from the following:

•

an increase in accounts receivables of $8.7 million due to an increase in amounts owed by the Company’s payment processors for prepaid orders placed through the platform along with amounts owed by customers of the Company’s corporate ordering program for the six months ended June 30, 2014 compared to an increase of $7.1 million for the six months ended June 30, 2013;

•

an increase in restaurant food liability of $6.2 million due the timing of orders and related payments at quarter-end for the six months ended June 30, 2014 compared to an increase of $11.2 million for the six months ended June 30, 2013; and

•

an increase in accrued expenses of $4.2 million primarily related to an increase in accrued payroll, accrued advertising costs and other miscellaneous expenses during the six months ended June 30, 2014 compared to an increase of $5.6 million during the six months ended June 30, 2013.

Cash Flows from Investing Activities

The Company’s primary investing activities during the periods presented included the purchase of property and equipment to support increased headcount and website and internal-use software development.

For the six months ended June 30, 2014, net cash used in investing activities was $3.5 million compared to $4.6 million for the same period in the prior year. The decrease in net cash used in investing activities was due to a decrease in purchases of property and equipment and lower capitalized website development costs.

Cash Flows from Financing Activities

The Company’s financing activities during the periods presented consisted primarily of net proceeds from the issuance of common stock in the IPO.

For the six months ended June 30, 2014, net cash provided by financing activities was $93.6 million compared to net cash used in financing activities of $1.8 million for the six months ended June 30, 2013. The increase in cash provided by financing activities during the six months ended June 30, 2014 as compared to the same period in the prior year primarily resulted from net proceeds from the issuance of common stock in the IPO of $94.9 million.

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

Interest Rate Risk

The Company did not have any long-term borrowings as of June 30, 2014.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three and six months ended June 30, 2014 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Since September 30, 2013, the fair market value of the Company’s stock has increased.

Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of June 30, 2014, there were no events or changes in circumstances that indicated it was more likely than not that the fair value of the Company was below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company and could result in a material impairment of goodwill as of September 30, 2014, the Company’s next annual measurement date.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2014.

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

New Accounting Pronouncements and Pending Accounting Standards

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company will remain an “emerging growth company” for up to five years following the IPO or until it achieves total annual gross revenues in excess of $1 billion during a fiscal year or becomes a large accelerated filer as a result of achieving a public float of at least $700 million at the end of the second fiscal quarter.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this section and elsewhere in this Quarterly Report on Form 10-Q, we discuss and analyze the results of operations and financial condition of the Company.  In addition to historical information about the Company, we also make statements relating to the future called “forward-looking statements,” which are provided under the “safe harbor” of the U.S. Private Securities Litigation Act of 1995.  Forward-looking statements involve substantial risks, known or unknown, and uncertainties that may cause actual results to differ materially from future results or outcomes expressed or implied by such forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “target” or “will” or the negative of these words or other similar terms or expressions that concern the Company’s expectations, strategy, plans or intentions.

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed elsewhere in this Quarterly Report on Form 10-Q and in Part II. Item 1A, “Risk Factors”, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements.

While forward-looking statements are our best prediction at the time they are made, you should not rely on them.  Forward-looking statements speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, you should consider forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly update or revise forward-looking statements, including those set forth in this Quarterly Report on Form 10-Q, to reflect any new events, information, events or any change in conditions or circumstances unless required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on 8-K and Annual Reports on 10-K and our other filings with the SEC.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resource – Quantitative and Qualitative Disclosures About Market Risk, of this Quarterly Report on Form 10-Q.

Item 4: Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2014 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1: Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 6, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A: Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and in the Prospectus. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	accurately forecast our revenues and plan our operating expenses;

•	increase the number of and retain existing restaurants and diners using our platform;

•

successfully compete with the traditional telephone, pen-and-paper takeout ordering process, along with other companies that are currently in, or may in the future enter, the business of allowing diners to order takeout food online;

•	successfully expand our business in existing markets and enter new markets;

•	adapt to rapidly evolving trends in the ways consumers and businesses interact with technology;

•	avoid interruptions or disruptions in our service;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

•	hire, integrate and retain talented sales, customer service, technology and other personnel; and

•	effectively manage rapid growth in our personnel and operations.

If the demand for ordering food online and through mobile applications does not develop as we expect, or if we fail to address the needs of restaurants or diners, our business will be harmed. We may not be able to successfully address these risks and difficulties, which could harm our business and results of operations.

If we fail to manage the integration of the Merger effectively, our results of operations and business could be harmed.

Since the Merger, we have implemented and continue to implement a process of integration to merge the two businesses. The possible risks associated with such integration include the following:

•	changes to unify our pricing models could affect our relationship with existing restaurants in our network;

•	we may experience difficulty with and may not succeed in rebranding a combined company;

•

we are in the process of closing our Sandy, Utah office in order to consolidate our customer care, operations and technology teams in Chicago, and we may not be able to retain employees in that office for the necessary transition period before we are able to transition our technology platform completely;

•	we may not assimilate the personnel, culture and operations of the two businesses in the combined company, including back-office functions and systems, such as accounting, human resources and others;

•

we may not be able to integrate smoothly the combined technologies or products with the current technologies and products, and customers may experience interruptions in their use of our platform as a result; and

•	cost savings and/or marketing efficiencies may not meet our expectations.

This integration may be difficult and unpredictable. It may be that resources invested in the Merger and integration efforts would have been or could be better utilized developing technology and products for our proprietary technology platform or on other strategic development initiatives. Additionally, our ongoing business could be disrupted, including management being distracted from other objectives, opportunities and risks. Successful integration also requires coordination of different functional teams. There can be no assurance that we will be successful in our business integration efforts or that we will realize the expected benefits.

If we fail to retain our existing restaurants and diners or to acquire new restaurants and diners in a cost-effective manner, our revenue may decrease and our business may be harmed.

We believe that growth of our business and revenue is dependent upon our ability to continue to grow our two-sided network in existing geographic markets by retaining our existing restaurants and diners and adding new restaurants and diners. The increase in restaurants attracts more diners to our platform and the increase in diners attracts more restaurants. This two-sided network takes time to build and may grow more slowly than we expect or than it has grown in the past. In addition, as we have become larger through organic growth, the growth rates for Active Diners, Daily Average Grubs and Gross Food Sales have at times slowed, and may similarly slow in the future, even if we continue to add restaurants and diners on an absolute basis. Although we expect that our growth rates will continue to slow during certain periods as our business increases in size, if we fail to retain either our existing restaurants (especially our most popular restaurants) or diners, the value of our two-sided network will be diminished. In addition, although we believe that many of our new restaurants and diners originate from word-of-mouth and other non-paid referrals from existing restaurants and diners, we also expect to continue to spend to acquire additional restaurants and diners. We cannot assure you that the revenue from the restaurants and diners we acquire will ultimately exceed the cost of acquisition.

While a key part of our business strategy is to add restaurants and diners in our existing geographic markets, to a lesser degree, we may also expand our operations into new geographic markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar competitive environments and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all.

Growth of our business will depend on a strong brand and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of restaurants and diners and our ability to increase their level of engagement.

We believe that a strong brand is necessary to continue to attract and retain diners and, in turn, the restaurants in our network. We need to maintain, protect and enhance our brand in order to expand our base of diners and increase their engagement with our websites and mobile applications. This will depend largely on our ability to continue to provide differentiated products, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. If we are unable to maintain or enhance restaurant and diner awareness in a cost-effective manner, our brand, business, results of operations and financial condition could be harmed. Furthermore, negative publicity about our Company, including delivery problems, issues with our technology and complaints about our personnel or customer service, could diminish confidence in, and the use of, our products, which could harm our results of operations and business.

We rely on restaurants in our network for many aspects of our business, and any failure by them to maintain their service levels could harm our business.

We rely upon restaurants in our network, principally small and local independent businesses, to provide quality food to our diners on a timely basis. If these restaurants experience difficulty servicing diner demand, producing quality food, providing timely delivery and good service or meeting our other requirements or standards, our reputation and brand could be damaged. In addition, if restaurants in our network were to cease operations, temporarily or permanently, face financial distress or other business disruption, or if our relationships with restaurants in our network deteriorate, we may not be able to provide diners with restaurant choices. This risk is more pronounced in markets where we have fewer restaurants. In addition, if we are unsuccessful in choosing or finding popular restaurants, if we fail to negotiate satisfactory pricing terms with them or if we ineffectively manage these relationships, it could harm our business and results of operations.

We experience significant seasonal fluctuations in our financial results, which could cause our stock price to fluctuate.

Our business is highly dependent on diner behavior patterns that we have observed over time. In our metropolitan markets, we generally experience a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, we benefit from increased order volume in our campus markets when school is in session and experience a decrease in order volume when school is not in session, during summer breaks and other vacation periods. Diner activity can also be impacted by colder or more inclement weather, which typically increases order volume, and warmer or sunny weather, which typically decreases order volume. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. In addition, other seasonality trends may develop and the existing seasonality and diner behavior that we experience may change or become more extreme.

We may not continue to grow at historical rates or maintain profitability in the future.

While our revenue has grown in recent periods, this growth rate may not be sustainable and we may not realize sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including insufficient growth in the number of restaurants and diners on our platform, increasing competition, as well as other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. In addition, as a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future, and this could cause the price of our common stock to decline.

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

We have experienced rapid growth in our headcount and operations, both through organic growth as well as due to the Merger. This growth places substantial demands on management and our operational infrastructure. Many of our employees have been with us for fewer than 18 months. We have and intend to continue to make substantial investments in our technology, customer service, sales and marketing infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our Company culture. We may not be able to manage growth effectively. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, business and results of operations.

The impact of economic conditions, including the resulting effect on consumer spending, may harm our business and results of operations.

Our performance is subject to economic conditions and their impact on levels of consumer spending. Some of the factors having an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Small businesses that do not have substantial resources, like virtually all of the restaurants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Also, because spending for food purchases from restaurants is generally considered to be discretionary, any decline in consumer spending may have a disproportionate effect on our business relative to those businesses that sell products or services considered to be necessities. If spending at many of the restaurants in our network declines, or if a significant number of these restaurants go out of business, diners may be less likely to use our service, which could harm our business and results of operations. In addition, significant adverse economic conditions could harm the businesses of our corporate customers, resulting in decreased use of our platform. Moreover, the majority of restaurants in our network are located in major metropolitan areas like New York City, Chicago and the San Francisco Bay Area. To the extent any one of these geographic areas experience any of the above described conditions to a greater extent than other geographic areas, the harm to our business and results of operations could be exacerbated.

We make the restaurant and diner experience our highest priority. Our dedication to making decisions based primarily on the best interests of restaurants and diners may cause us to forego short-term opportunities, which could impact our profitability.

We base many of our decisions upon the best interests of the restaurants and diners who use our platform. We believe that this approach has been essential to our success in increasing our growth rate and the frequency with which restaurants and diners use our platform and has served our long-term interests and those of our stockholders. We believe that it is our responsibility to make our diners happy. In the past, we have foregone, and we may in the future forego, certain expansion or revenue opportunities that we do not believe are in the best interests of our restaurants and diners, even if such decisions negatively impact our business or results of operations in the short term. Our focus on making decisions based primarily on the interests of the restaurants and diners who use our platform may not result in the long-term benefits that we expect, and our business and results of operations may be harmed.

If use of the Internet via websites, mobile devices and other platforms, particularly with respect to online food ordering, does not continue to increase as rapidly as we anticipate, our business and growth prospects will be harmed.

Our business and growth prospects are substantially dependent upon the continued and increasing use of the Internet as an effective medium of transactions by diners. Internet use may not continue to develop at historical rates, and diners may not continue to use the Internet and other online services to order their food at current or increased growth rates or at all. In addition, the Internet and mobile applications may not continue to be accepted as a viable platform or resource for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to Internet servers, users’ computers or mobile applications;

•	excessive governmental regulation; and

•	unacceptable delays due to actual or perceived limitations of wireless networks.

We face potential liability, expenses for legal claims and harm to our business based on the nature of our business and the content on our platform.

We face potential liability, expenses for legal claims and harm to our business relating to the nature of the takeout food business, including potential claims related to food offerings, delivery and quality. For example, third parties could assert legal claims against us in connection with personal injuries related to food poisoning or tampering or accidents caused by the delivery drivers of restaurants in our network. Alternatively, we could be subject to legal claims relating to the sale of alcoholic beverages by our restaurants to underage diners.

Reports, whether true or not, of food-borne illnesses (such as E. Coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have severely injured the reputations of participants in the food business and could do so in the future as well. The potential for acts of terrorism on our nation’s food supply also exists and, if such an event occurs, it could harm our business and results of operations. In addition, reports of food-borne illnesses or food tampering, even those occurring solely at restaurants that are not in our network, could, as a result of negative publicity about the restaurant industry, harm our business and results of operations.

In addition, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. For example, we could be subject to claims related to the content published on allmenus.com and MenuPages.com (“MenuPages”), which contain approximately 275,000 menus, based on the fact that we do not obtain prior permission from restaurants to include their menus.

We have incurred and expect to continue to incur legal claims. Potentially, the frequency of such claims could increase in proportion to the number of restaurants and diners that use our platform and as we grow. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove valuable content from our websites or mobile applications, our platform may become less useful to restaurants and diners and our traffic may decline, which could harm our business and results of operations.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our platform is accessible, which would harm our reputation, business and results of operations.

It is critical to our success that restaurants and diners within our geographic markets be able to access our platform at all times. We have previously experienced service disruptions and in the future, we may experience service disruptions, outages or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of diners accessing our platform simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our products become more complex and our diner traffic increases. If our platform is unavailable when diners attempt to access it or it does not load as quickly as they expect, diners may seek other services, and may not return to our platform as often in the future, or at all. This would harm our ability to attract restaurants and diners and decrease the frequency with which they use our platform. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations would be harmed.

Our failure to protect personal information provided by our diners against inappropriate disclosure, including security breaches, could violate applicable law and contracts with our service providers and could result in liability to us, damage to our reputation and brand and harm to our business.

We rely on third-party payment processors and encryption and authentication technology licensed from third parties that is designed to effect secure transmission of personal information provided by our diners. We may need to expend significant resources to protect against impermissible disclosure, including security breaches, or to address problems caused by such disclosure. If we, or our third-party providers, are unable to maintain the security of our diners’ personal information, our reputation and brand could be harmed and we may be exposed to litigation and possible liability.

Because we process and transmit payment card information, we are subject to the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. We are required by payment card network rules to comply with the Standard, and our failure to do so may result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self-assessment or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach.

We are subject to payment-related risks, and if payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

We accept payments using a variety of methods, including credit and debit cards. For certain payment methods, including credit and debit cards, we pay bank interchange and other fees. These fees may increase over time and raise our operating costs and lower our profitability. We rely on third parties to provide payment processing services, including the processing of credit and debit cards. Our business may be disrupted for an extended period of time if any of these companies becomes unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from diners or facilitate other types of online payments, and our business and results of operations could be harmed.

We rely on third parties, including our payment processor and data center hosts, and if these or other third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business and results of operations could be harmed.

Our success will depend upon our relationships with third parties, including our payment processor and data center hosts. We rely on a third-party payment processor and encryption and authentication technology licensed from third parties that is designed to effect secure transmission of personal information provided by our diners. We also rely on third-party data center hosts to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. If our payment processor, or a data center host, or another third party, does not perform adequately, terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may have difficulty finding an alternate provider on similar terms and in an acceptable timeframe, our costs may increase and our business and results of operations could be harmed.

In addition, we rely on off-the-shelf hardware and software platforms developed by third parties to build and customize our OrderHub and Boost tablet and mobile applications. If third parties fail to continue to produce or maintain these hardware and software platforms, our OrderHub and Boost tablet and mobile applications may become less accessible to restaurants and diners, and our business and results of operations could be harmed.

If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of restaurants and diners to access our content, restaurants and diners may curtail or stop use of our platform.

Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service, misappropriation of data through website scraping or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Like most Internet companies, we have experienced interruptions in our service in the past due to software and hardware issues as well as denial-of-service and other cyber-attacks and, in the future, may experience compromises to our security that result in performance or availability problems, the complete shutdown of our websites or the loss or unauthorized disclosure of confidential information. In the event of a prolonged service interruption or significant breach of our security measures, our restaurants and diners may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely. We may be unable to implement adequate preventative measures against or proactively address techniques used to obtain unauthorized access, disable or degrade service or sabotage systems because such techniques change frequently, often remain undetected until launched against a target and may originate from remote areas around the world that are less regulated. Any or all of these issues could harm our ability to attract new restaurants and diners or deter current restaurants and diners from returning, reduce the frequency with which restaurants and diners use our platform or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business and results of operations.

We compete primarily with the traditional offline ordering process and adherence to this traditional ordering method and pressure from existing and new companies that offer online ordering could harm our business and results of operations.

We primarily compete with the traditional offline ordering process used by the vast majority of restaurants and diners involving the telephone and paper menus that restaurants distribute to diners, as well as advertising that restaurants place in local publications to attract diners. Changing traditional ordering habits is difficult and if restaurants and diners do not embrace the transition to online food ordering as we expect, our business and results of operations could be harmed.

In addition to the traditional takeout ordering process, we compete with other online food ordering businesses, chain restaurants that have their own online ordering platforms, point of sale companies and restaurant delivery services. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater market share in certain markets and larger existing user bases in certain markets and substantially greater financial, technical and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in restaurant and diner requirements that may render our products less attractive or obsolete. These competitors could introduce new products with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Large Internet companies with substantial resources, users and brand power could also decide to enter our market and compete with us. Furthermore, independent restaurants could determine that it is more cost effective to develop their own platform to permit online takeout orders rather than use our service.

As part of the Merger, we completed an agreement with the New York Attorney General’s Office that required us to waive the exclusivity provisions in existing agreements with restaurants located in Manhattan and to refrain from entering into any new exclusive agreements in Manhattan until February 2015. Complying with the terms of this agreement could increase the ability of our competitors to compete in Manhattan and therefore could have an impact on our market position in Manhattan. If this agreement gives our competitors an advantage, our revenue may decrease and our business and results of operations may be harmed.

If we lose existing restaurants or diners in our network, fail to attract new restaurants or diners or are forced to reduce our commission percentage or make pricing concessions as a result of increased competition, our business and results of operations could be harmed.

If we do not continue to innovate and provide useful products or if our introduced products do not perform or are not adopted by restaurants in accordance with our expectations, we may not remain competitive and our business and results of operations could suffer.

Our success depends in part on our ability to continue to innovate. To remain competitive, we must continuously enhance and improve the functionality and features of our platform, including our websites and mobile applications. The Internet and the online commerce industry are rapidly changing and becoming more competitive. If competitors introduce new products embodying new technologies, or if new industry standards and practices emerge, our existing websites, technology and mobile applications may become obsolete. Our future success could depend on our ability to:

•	enhance our existing products and develop new products;

•	persuade restaurants to adopt our new technologies and products in a timely manner; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our platform, which includes our mobile applications, websites and other technologies entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced products or if our recently introduced products do not perform in accordance with our expectations, the restaurants and diners in our network may forego the use of our products in favor of those of our competitors.

Internet search engines drive traffic to our platform and our new diner growth could decline and our business and results of operations would be harmed if we fail to appear prominently in search results.

Our success depends in part on our ability to attract diners through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of diners we attract to our platform from search engines is due in large part to how and where our websites ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective diners. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of diners directed to our platform could harm our business and results of operations.

We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to attract new restaurants and diners and retain existing restaurants and diners in our network in a cost effective manner;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	the effects of changes in search engine placement and prominence;

•	the effects of increased competition on our business;

•	our ability to successfully expand in existing markets and successfully enter new markets;

•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;

•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;

•	the impact of weather on our business;

•	our ability to protect our intellectual property;

•	our ability to maintain an adequate rate of growth and effectively manage that growth;

•	our ability to maintain and increase traffic to our platform;

•	our ability to keep pace with technology changes in the takeout industry;

•	the success of our sales and marketing efforts;

•	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;

•	changes in governmental or other regulation affecting our business;

•	interruptions in service and any related impact on our business, reputation or brand;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to choose and effectively manage third-party service providers;

•	changes in diner behavior with respect to takeout, especially in New York City, Chicago and the San Francisco Bay Area;

•	the effects of natural or man-made catastrophic events;

•	the effectiveness of our internal controls;

•	the impact of payment processor costs and procedures;

•	changes in the online payment transfer rate; and

•	changes in our tax rates or exposure to additional tax liabilities.

The loss of key senior management personnel could harm our business and future prospects.

We depend on our senior management and other key personnel. We may not be able to retain the services of any of our senior management or other key personnel. Although we have employment agreements with our key senior management personnel, their employment is at-will and they could leave at any time. The loss of any of our executive officers or other key employees could harm our business and future prospects.

We depend on talented personnel to grow and operate our business, and if we are unable to hire, retain, manage and motivate our personnel, or if our new personnel do not perform as we anticipate, we may not be able to grow effectively.

Our future success will depend upon our ability to continue to identify, hire, develop, motivate and retain talented personnel. We may not be able to retain the services of any of our employees or other members of senior management in the future. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute our plans and strategies, our business and results of operations could be harmed.

Our growth strategy also depends on our ability to expand our organization by attracting and hiring high-quality personnel. Identifying, attracting, recruiting, training, integrating, managing and motivating talented individuals will require significant time, expense and attention. Competition for talent is intense, particularly in technology driven industries such as ours. If we are not able to effectively recruit and retain our talent, our business and our ability to achieve our strategic objectives would be harmed.

Unfavorable media coverage could harm our business and results of operations.

We are the subject of media coverage from time to time. Unfavorable publicity regarding our business model, content, personnel, customer service, technology, product changes, product quality or privacy practices could harm our reputation. Such negative publicity could also harm the size of our network and engagement and loyalty of our restaurants and diners, which could adversely impact our business and results of operations.

Our business, and that of our third-party providers and third-party data center, is subject to the risks of severe weather, earthquakes, fires, floods, hurricanes and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our business, particularly in areas of significant concentration like New York, Chicago and San Francisco, is subject to damage or interruption from severe weather, earthquakes, fires, floods, tornadoes, hurricanes, power losses, telecommunications failures, terrorist attacks, acts of war and similar events. For example, severe weather in Chicago, the location of our corporate headquarters and most of our customer service staff, could inhibit the ability of our customer service staff to get to work, which could result in service problems and complaints from restaurants or diners. As we rely heavily on our servers, computer and communications systems, as well as those of our third-party providers and third-party data centers, and the Internet to conduct our business and provide high quality customer service, disruptions could harm our ability to run our business, which could harm our results of operations and financial condition. For example, in October 2012, Superstorm Sandy caused blackouts throughout significant portions of New York City, which resulted in restaurants and diners being unable to access our platform for several days. These events could also negatively impact diner activity or the ability of restaurants to continue to operate.

Increases in food, labor, energy and other costs could adversely affect results of operations.

An increase in restaurant operating costs could cause restaurants in our network to raise prices or cease operations. Factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rent costs and increased energy costs may increase restaurant operating costs. Many of the factors affecting restaurant costs are beyond the control of the restaurants in our network. In many cases, these restaurants may not be able to pass along these increased costs to diners and, as a result, may cease operations, which could harm our profitability and results of operations. Additionally, if these restaurants raise prices, order volume may decline, which could harm our profitability and results of operations.

Future acquisitions could disrupt our business and harm our business and results of operations.

As part of our business strategy, we will continue to selectively explore acquisition opportunities of companies and technologies to strengthen our platform. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	regulatory hurdles;

•	anticipated benefits may not materialize;

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	transition of the acquired company’s users to our websites and mobile applications;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	coordination of product development and sales and marketing functions;

•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business and results of operations.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

Our business is subject to a variety of U.S. laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business or results of operations.

We are subject to a variety of laws in the United States, including laws regarding data retention, online credit card payments, privacy, data security, distribution of user-generated content, consumer protection and tax, which are frequently evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. In addition, regulatory authorities in the United States and the European Union are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is also likely that if our business grows and evolves and our products are used in a greater number of geographies, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or features, which would negatively affect our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability could also harm our business and results of operations.

Failure to adequately protect our intellectual property could harm our business and results of operations.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and assignment of inventions agreements and non-competition agreements, and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.

We have registered, among numerous other trademarks, “GrubHub,” “happy eating,” “Seamless,” “OrderHub” and “Your food is here.” as trademarks in the United States. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and results of operations.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We have registered domain names for our websites that we use in our business, most importantly seamless.com, grubhub.com, MenuPages.com and allmenus.com. If we lose the ability to use a domain names, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn harm our business and results of operations.

Intellectual property infringement assertions by third parties could result in significant costs and harm our business, results of operations and reputation.

We operate in an industry with extensive intellectual property litigation. Other parties have asserted, and in the future may assert, that we have infringed their intellectual property rights. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing.

For example, we are currently a defendant to a patent infringement suit filed by Ameranth, Inc. in which we are alleged to infringe on patents relating to online ordering software. See Note 6, “Commitments and Contingencies,” to the accompanying condensed consolidated financial statements for a further discussion of this litigation. This litigation could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable and, as a result of this litigation, we may be required to pay damages, an injunction may be entered against us, or a license or other right to continue to deliver an unmodified version of the service may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage restaurants and diners from using our products.

Furthermore, we cannot predict whether other assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and results of operations. The defense of these claims and any future infringement claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using products that are alleged to incorporate the intellectual property of others; expend additional development resources to redesign our products; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, results of operations and reputation.

Some of our products contain open source software, which may pose particular risks to our proprietary software and products.

We use open source software in our products and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated products unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could harm our business and results of operations.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

Our business and results of operations may be harmed if we are deemed responsible for the collection and remittance of state sales taxes for our restaurants.

If we are deemed an agent for the restaurants in our network under state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. It is possible that one or more states could seek to impose sales, use or other tax collection obligations on us with regard to such food sales. These taxes may be applicable to past sales. A successful assertion that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which would harm our business and results of operations.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the listing requirements of the NYSE, and other applicable securities rules and regulations.  These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly, particularly after we cease to be an “emerging growth company,” as defined in the JOBS Act.  For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.  Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Our management team, including our CEO, has limited experience in managing publicly traded companies. Our management team and other personnel devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which would require us to incur additional expenses and harm our results of operations.

Risks Related to Ownership of Our Common Stock

A significant portion of our common stock is held by our existing executive officers, directors and their affiliates, whose interests may differ from yours.

Our current executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 50% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of your investment. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Prior to our IPO, there had been no public market for our common stock. Shares of our common stock were sold in our IPO in April 2014 at a price of $26.00 per share, and our common stock has subsequently traded as high as $41.00. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control.  These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology stocks, particularly Internet stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•

failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission (the “SEC”);

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

Price and volume fluctuations may be even more pronounced in the trading market for our stock for a period of time following our IPO. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business and results of operations.

A significant portion of our total outstanding shares of common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, or when there is a large number of shares of our common stock available for sale. As of June 30, 2014, there were 78,831,161 shares of common stock outstanding. Of these shares, the shares of common stock sold in our IPO are freely tradable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act. The holders of 69,869,330 shares of outstanding common stock agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock during the 180-day period following the consummation of our IPO, except with the prior written consent of Citigroup Global Capital Markets Inc. and Morgan Stanley & Co. LLC. After the expiration of the 180-day restricted period, which is scheduled to occur on September 30, 2014, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, stockholders owning an aggregate of 67,022,269 shares have rights, subject to some conditions, under contracts providing for registration rights to require us to register shares of our common stock owned by them for public sale in the United States.  In addition, as of June 30, 2014, options to purchase a total of 8,118,967 shares of common stock pursuant to our 2013 Omnibus Incentive Plan were outstanding, of which options to purchase 3,493,142 shares were exercisable. On July 18, 2014, we filed a registration statement on Form S-8 to register the approximately 10,351,238 shares of our common stock subject to options outstanding or reserved for future issuance under our 2013 Omnibus Incentive Plan. Pursuant to that registration statement, subject to Rule 144 limitations applicable to affiliates, the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

 Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.  These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

 After we are no longer an “emerging growth company,” we will be obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

After we are no longer an “emerging growth company,” we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

Our independent registered public accounting firm has advised us that it identified a material weakness in the internal control over financial reporting of Seamless Holdings, now known as GrubHub Inc., for the years ended December 31, 2011 and 2012. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our independent registered public accounting firm has not conducted an audit of Seamless Holdings’ (which is now known as GrubHub Inc.) internal control over financial reporting. However, in connection with its audit of Seamless Holdings’ consolidated financial statements as of and for the years ended December 31, 2011 and 2012 included elsewhere in this prospectus, our independent registered public accounting firm discovered a material weakness relating to the documentation of journal entry review of Seamless Holdings. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, Seamless Holdings had not regularly documented its review of journal entries.

Since discovery of this material weakness, we have taken steps to fully understand the material weakness and to remediate it. We have implemented a formal review of all manual journal entries, including documentation, as part of our monthly close process. Additionally, in connection with the Merger, we retained the chief financial officer and controller that served in those roles for the GrubHub Platform. By utilizing their existing accounting and finance expertise, we have built a more experienced accounting and finance organization. While we have remediated this material weakness for the period ended December 31, 2013, we may identify additional related or unrelated material weaknesses or significant deficiencies in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

In addition, implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. Furthermore, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws contain and Delaware law contains provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•

authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts issue an adverse or misleading opinion regarding our common stock or do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced, to some extent, by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our Company or fail to publish reports on us regularly or if analysts elect not to provide research coverage of our common stock, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

a)	Unregistered Sales of Equity Securities

On April 9, 2014, the Company granted stock options to purchase an aggregate of 18,183 shares of common stock at an exercise price of $35.31 per share to certain directors under the 2013 Omnibus Incentive Plan. On May 22, 2014, 122,100 stock options were granted to employees at an exercise price of $30.91 per share under the 2013 Omnibus Incentive Plan. During the three months ended June 30, 2014, the Company issued to its employees an aggregate of 208,140 share of common stock, including 88,532 shares withheld for tax liabilities and subsequently retired as described below, at exercise prices ranging from $0.08 to $10.82 per share pursuant to exercises of options granted under the 2013 Omnibus Incentive Plan.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

b)	Use of Proceeds

On April 3, 2014, the Company’s registration statement on Form S-1 (File No. 333-194219) was declared effective by the SEC for an initial public offering pursuant to which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC acted as book-running managers. Allen & Company LLC acted as senior co-manager and BMO Capital Markets Corp., Canaccord Genuity Inc., Raymond James & Associates, Inc. and William Blair & Company, L.L.C. acted as co-managers. The offering resulted in net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. No payments were made by the Company to directors, officers or persons owning ten percent or more of the Company’s common stock or to their associates, or to affiliates of the Company. The Company invested the funds received in non-interest bearing accounts, short-term and intermediate-term interest-bearing obligations, investment-grade investments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

The principal purposes of this offering were to increase the Company’s financial flexibility, create a public market for its common stock and facilitate future access to the public equity markets.

There have been no material changes in the planned use of proceeds from the IPO from that described in the Prospectus.

c)	Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	76,182	$26.17	—	—
May 1, 2014 - May 31, 2014	2,675	31.14	—	—
June 1, 2014 - June 30, 2014	9,675	34.99	—	—
Total	88,532	$27.29	—
(a)	Shares withheld for tax liabilities upon vesting of equity awards and subsequently retired

Item 3: Defaults Upon Senior Securities

Not applicable

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of GrubHub Inc.					X

3.2	Amended and Restated By-laws of GrubHub Inc.					X

10.1	Registration Rights Agreement, dated August 8, 2013 by and among GrubHub Inc. (f/k/a GrubHub Seamless Inc. f/k/a Seamless GrubHub Holdings Inc.) and certain stockholders listed therein.	S-1	333-194219	10.1	March 14, 2014

10.2	Tax Matters Agreement, dated May 19, 2013, by and among GrubHub Holdings, Inc. Seamless Holdings Corporation and Aramark Holdings Corporation.	S-1	333-194219	10.2	March 14, 2014

10.3	Reorganization and Contribution Agreement, dated May 19, 2013, by and among Seamless North America, LLC, GrubHub Inc. (f/k/a GrubHub Seamless Inc.), GrubHub Holdings Inc. (f/k/a GrubHub, Inc.), Pizza 1 Co., Pizza 2 Co., SLW Investor, LLC and Seamless Holdings Corporation.	S-1	333-194219	10.7	March 14, 2014

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBHUB INC.

By:	/S/ Matthew Maloney
Matthew Maloney
Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ Adam DeWitt
Adam DeWitt
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 7, 2014