Form 10-Q
period 2014-09-30
GrubHub Inc.
filed 2014-11-06
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-36389

GRUBHUB INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2908664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Washington Street, Suite 2100 Chicago, Illinois	60602
(Address of principal executive offices)	(Zip code)

(877) 585-7878

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐		Accelerated filer	☐

Non-Accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐      No   ☒

As of October 31, 2014, 81,525,072 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$212,020	$86,542
Short term investments	65,736	—
Accounts receivable, less allowances for doubtful accounts	42,690	29,304
Deferred taxes, current	3,844	3,688
Prepaid expenses	3,116	2,625
Total current assets	327,406	122,159
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	16,449	17,096
OTHER ASSETS:
Other assets	3,610	2,328
Goodwill	352,788	352,788
Acquired intangible assets, net of amortization	257,864	268,441
Total other assets	614,262	623,557
TOTAL ASSETS	$958,117	$762,812
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$91,719	$78,245
Accounts payable	2,005	3,353
Accrued payroll	4,283	1,720
Taxes payable	249	1,768
Restructuring accrual	674	176
Other accruals	8,799	7,329
Total current liabilities	107,729	92,591
LONG TERM LIABILITIES:
Deferred taxes, non-current	98,862	90,495
Other accruals	5,636	3,936
Total long term liabilities	104,498	94,431
Commitments and Contingencies
Redeemable common stock, $0.0001 par value, no shares and 1,344,236 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	—	18,415
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of September 30, 2014 and December 31, 2013; issued and outstanding: no shares as of September 30, 2014 and 19,284,113 shares as of December 31, 2013; aggregate liquidation preference of $86,200 as of December 31, 2013	—	2
Common stock, $0.0001 par value. Authorized: 500,000,000 and 165,000,000 shares at September 30, 2014 and December 31, 2013, respectively; issued and outstanding: 81,042,800 and 53,757,437 shares as of September 30, 2014 and December 31, 2013, respectively	8	5
Accumulated other comprehensive income	18	132
Additional paid-in capital	675,806	500,356
Retained earnings	70,058	56,880
Total Stockholders’ Equity	$745,890	$557,375
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$958,117	$762,812

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$61,941	$35,461	$180,560	$88,119
Costs and expenses:
Sales and marketing	14,883	8,829	47,168	24,993
Operations and support	14,902	9,303	44,743	21,278
Technology (exclusive of amortization)	6,560	4,459	17,973	9,803
General and administrative	8,143	5,884	25,087	14,596
Depreciation and amortization	5,748	3,821	16,878	7,494
Total costs and expenses	50,236	32,296	151,849	78,164
Income before provision for income taxes	11,705	3,165	28,711	9,955
Provision for income taxes	5,252	1,111	15,213	4,822
Net income	6,453	2,054	13,498	5,133
Preferred stock tax distributions	—	(425)	(320)	(1,073)
Net income attributable to common stockholders	$6,453	$1,629	$13,178	$4,060
Net income per share attributable to common stockholders:
Basic	$0.08	$0.04	$0.19	$0.11
Diluted	$0.08	$0.03	$0.17	$0.10
Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	79,426	45,072	70,893	35,936
Diluted	82,771	63,114	80,826	49,942

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$6,453	$2,054	$13,498	$5,133
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(298)	272	(114)	47
COMPREHENSIVE INCOME	$6,155	$2,326	$13,384	$5,180

(See Notes to Unaudited Condensed Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,498	$5,133
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,708	2,123
Provision for doubtful accounts	232	178
Loss on disposal of fixed assets	11	—
Deferred taxes	8,211	(1,971)
Intangible asset amortization	13,170	5,371
Tenant allowance amortization	(119)	(119)
Stock-based compensation	6,981	3,024
Deferred rent	16	(87)
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(13,618)	(8,035)
Prepaid expenses and other assets	(1,773)	(1,827)
Accounts payable	(1,348)	1,262
Restaurant food liability	13,474	19,184
Accrued payroll	2,563	1,148
Other accruals	2,252	(2,784)
Net cash provided by operating activities	47,258	22,600

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in merger of GrubHub Holdings Inc.	—	13,266
Capitalized website and development costs	(2,396)	(1,939)
Purchases of property and equipment	(3,189)	(3,828)
Purchases of investments	(65,736)	—
Net cash provided by (used in) investing activities	(71,321)	7,499

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	142,936	—
Proceeds from exercise of stock options	4,656	565
Excess tax benefit related to stock-based compensation	4,569	—
Taxes paid related to net settlements of stock-based compensation awards	(2,070)	—
Repurchases of common stock	(116)	(1,362)
Preferred stock tax distributions	(320)	(1,893)
Net cash provided by (used in) financing activities	149,655	(2,690)

Net change in cash and cash equivalents	125,592	27,409
Effect of exchange rates on cash	(114)	47
Cash and cash equivalents at beginning of year	86,542	41,161
Cash and cash equivalents at end of the period	$212,020	$68,617

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common and preferred stock issued in acquisition of GrubHub Holdings Inc.	$—	$421,485
Cash paid for income taxes	1,324	2,584
Cashless exercise of stock options	1,053	—
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	(3,123)	—

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

Follow-on Offering

On September 3, 2014, the Company completed a follow-on offering in which it issued and sold 1,250,000 shares of common stock at a public offering price of $40.25 per share. The Company received net proceeds of $48.0 million after deducting underwriting discounts and commissions of $1.9 million and other offering expenses of approximately $0.4 million. These expenses were recorded against the proceeds received from the follow-on offering.

Certain selling stockholders offered an additional 9,218,198 shares of common stock. These selling stockholders also granted the underwriters an option to purchase up to 1,570,229 additional shares of common stock, which was not exercised. The Company did not receive any proceeds from the sale of the shares sold by the selling stockholders.

The Company invested the funds received from the IPO and the follow-on offering in non-interest bearing accounts, short-term interest-bearing obligations and investment-grade investments.

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

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of GrubHub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on September 5, 2014 (the “Prospectus”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

Marketable Securities

Marketable securities consist primarily of commercial paper and investment grade U.S. and non-U.S.-issued corporate debt securities with maturities within one year of the balance sheet date. Marketable securities with original maturities of three months or less are included in cash and cash equivalents and marketable securities with original maturities greater than three months, but less than one year, are included in short term investments on the balance sheet. The Company determines the classification of its marketable securities as available-for-sale or held-to-maturity at the time of purchase and reassesses these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for other-than-temporary impairment. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity, which is recognized as interest income within general and administrative expenses in the condensed consolidated statements of operations. Interest income is recognized when earned.

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

There have been no material changes to the Company’s significant accounting policies described in the Prospectus.

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

The fair value of the equity issued to GrubHub Holdings Inc. in connection with the Merger was approximately $421.5 million. The value of the equity was determined using the estimated fair value of the stock of GrubHub Holdings Inc. at the merger date based on a valuation of GrubHub Holdings Inc. performed by management. The assets acquired and liabilities assumed were recorded at their estimated fair values as of August 8, 2013. The fair value of the equity of $421.5 million included approximately $11.0 million related to the fair value of the replacement awards that were attributed to the pre-combination service period for GrubHub Holdings Inc. option holders. The fair value of the replacement awards was determined using the Black-Scholes option pricing model. Post combination expense of $12.5 million is expected to be recognized post-Merger for the unrecognized compensation expense related to GrubHub Holdings Inc. stock options. See Note 8, Stock-Based Compensation, for further details.

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

The Company incurred certain expenses directly and indirectly related to the Merger of $1.3 million and $4.7 million during the three and nine months ended September 30, 2013, respectively, which were recognized in general and administrative expenses within the condensed consolidated statements of operations.

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

The estimated fair values of the intangible assets acquired were determined based on a combination of the income, cost, and market approaches to measure the fair value of the customer (restaurant) relationships, developed technology and trademarks. The fair value of the trademarks was measured based on the relief from royalty method. The cost approach, specifically the cost to recreate method, was used to value the developed technology. The income approach, specifically the multi-period excess earnings method, was used to value the customer (restaurant) relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and nine months ended September 30, 2013 as if GrubHub Inc. had acquired GrubHub Holdings Inc. as of January 1, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Revenues	$41,035	$121,062
Net income	1,473	2,246

The pro forma adjustments reflect the additional amortization that would have been recognized for the intangible assets, replacement stock option awards compensation cost for services performed after the Merger, elimination of transaction costs incurred and pro forma tax adjustments for the three and nine months ended September 30, 2013 as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Amortization of intangible assets	$1,141	$6,475
Stock-based compensation	573	2,997
Transaction costs	(1,701)	(9,131)
Income tax expense (benefit)	17	(2,750)

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

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of September 30, 2014 were as follows:

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$8,999	$—	$(1)	$8,998
Corporate bonds	600	—	—	600
Short term investments
Commercial paper	24,228	—	(8)	24,220
Corporate bonds	41,508	2	(24)	41,486
Total	$75,335	$2	$(33)	$75,304

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of September 30, 2014.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of September 30, 2014 were as follows:

	September 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$33,218	$(9)	$—	$—	$33,218	$(9)
Corporate bonds	32,756	(24)	—	—	32,756	(24)
Total	$65,974	$(33)	$—	$—	$65,974	$(33)

During the three months ended September 30, 2014, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities. The Company did not have any marketable securities other than money market funds prior to July 1, 2014.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 11, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$5,143	$(1,963)	$3,180
Customer and vendor relationships, databases	191,979	(26,971)	165,008
Total amortizable intangible assets	197,122	(28,934)	168,188
Indefinite-lived trademarks	89,676	—	89,676
Total acquired intangible assets	$286,798	$(28,934)	$257,864

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

Amortization expense for acquired intangible assets was $3.6 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively, and $10.6 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively.

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2014.

Estimated future amortization expense of acquired intangible assets as of September 30, 2014 was as follows:

(in thousands)
The remainder of 2014	$3,525
2015	14,102
2016	13,344
2017	12,068
2018	12,068
Thereafter	113,081
Total	$168,188

6. Property and Equipment

The components of the Company’s property and equipment as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Computer equipment	$12,204	$9,739
Furniture and fixtures	2,530	2,176
Developed software	16,406	13,930
Purchased software	2,129	2,124
Leasehold improvement	6,474	6,120
Property and equipment	39,743	34,089
Accumulated amortization and depreciation	(23,294)	(16,993)
Property and equipment, net	$16,449	$17,096

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the three months ended September 30, 2014 and 2013 of $1.5 million and $0.5 million, respectively, and $4.2 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company capitalized developed software costs of $1.3 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $2.4 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended September 30, 2014 and 2013 was $0.7 million and $1.0 million, respectively, and $2.1 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

7. Commitments and Contingencies

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

No trial date has been set for this case. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of September 30, 2014, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities. As of September 30, 2014, the Company had reserved $0.2 million for such litigation, which included an aggregate reserve of $0.6 million less an expected insurance recovery of $0.4 million.

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

Restructuring

On November 20, 2013, the Company announced plans to close its Sandy, Utah office location in 2014. The Company recorded a restructuring accrual in the condensed consolidated balance sheets for severance and payroll related benefits and other facility closure costs as a result of the restructuring announcement. This amount represents the service vesting requirements for identified employees required to work for various periods beyond the communication date, including through the expected closure date of the facility of November 30, 2014, and related lease termination costs. The Company estimates total restructuring costs to be incurred will be approximately $1.2 million, including expense of $0.5 million recognized during the three months ended September 30, 2014 related to the termination of the Sandy, Utah office lease agreement. For the three and nine months ended September 30, 2014, restructuring expense of $0.7 million and $1.2 million, respectively, was recognized in general and administrative expenses in the condensed consolidated statements of operations.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company’s restructuring activity during the nine months ended September 30, 2014:

(in thousands)
Restructuring accrual balance at December 31, 2013	$176
Restructuring expense	1,162
Cash payments	(664)
Restructuring accrual balance at September 30, 2014	$674

8. Stock-Based Compensation

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

The Company granted 1,838,073 and 3,669,958 stock options during the nine months ended September 30, 2014 and 2013, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatilities of comparable publicly traded companies. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The fair value at grant date was determined considering the performance of the Company at the grant date as well as future growth and profitability expectations by applying market and income approaches. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Weighted average fair value options granted	$13.54	$7.96
Average risk-free interest rate	1.99%	1.40%
Expected stock price volatilities(a)	50.4%	50.7%
Dividend yield	None	None
Expected stock option life (years)	6.28	5.20
a)

There was no active external or internal market for the Company’s shares until April of 2014. Thus, it was not possible to estimate the expected volatility of the Company’s share price in estimating fair value of options granted. As a substitute for such volatility, the Company used the historical volatility of comparable companies.

Stock option awards as of December 31, 2013 and September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	Options	Weighted Average Exercise Price	Average Intrinsic Value (thousands)	Weighted Average Exercise Term (years)
Outstanding at December 31, 2013	7,669,553	$4.08	$56,844	8.29
Granted	1,838,073	16.66
Forfeited	(713,754)	5.94
Exercised	(1,674,905)	3.48
Outstanding at September 30, 2014	7,118,967	7.29	192,800	8.00
Vested and expected to vest at September 30, 2014	5,588,472	6.32	156,604	7.84
Exercisable at September 30, 2014	2,932,418	$4.02	$88,612	7.45

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock on September 30, 2014 and December 31, 2013, respectively, and the exercise price, multiplied by the number of

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three and nine months ended September 30, 2014 was $35.7 million and $47.3 million, respectively. The aggregate intrinsic value of awards exercised during the three and nine months ended September 30, 2013 was $0.8 million and $0.9 million, respectively.

The stock options vest over different lengths of time depending upon the grantee. Compensation expense is recognized over the vesting period. The Company recorded compensation expense of $2.3 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $7.0 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $20.0 million and is expected to be recognized over a weighted average period of 2.97 years.

Excess Tax Benefits

During the nine months ended September 30, 2014, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $4.6 million. There were no excess tax benefits during the nine months ended September 30, 2013. Excess tax benefits reflect the total of the individual stock option exercise transactions in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded. The Company has elected to use the with-and-without method in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

9. Stockholders’ Equity

As of September 30, 2014 and December 31, 2013, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock. Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, into common stock on a one-for-one basis, subject to adjustment as defined in the Company’s amended and restated certificate of incorporation. The Company entered into a stockholders agreement in 2013 with certain stockholders. The agreement prevented those stockholders from transferring their shares without the consent of a majority of the stockholders.

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

On September 3, 2014, the Company completed a follow-on offering in which it issued and sold 1,250,000 shares of common stock at a public offering price of $40.25 per share. The Company received net proceeds of $48.0 million after deducting underwriting discounts and commissions of $1.9 million and other offering expenses of approximately $0.4 million. These expenses were recorded against the proceeds received from the follow-on offering.

Common Stock

Each holder of common stock will have one vote per share of common stock held on all matters that are submitted for stockholder vote. Upon liquidation, the common stock was junior to the rights and preferences of the Series A Preferred Stock as of December 31, 2013. At September 30, 2014 and December 31, 2013, there were 500,000,000 and 165,000,000 shares of common stock authorized, respectively. At September 30, 2014 and December 31, 2013, there were 81,042,800 and 53,757,437 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of September 30, 2014 or December 31, 2013.

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of September 30, 2014 and December 31, 2013. Upon the closing of the IPO on April 4, 2014, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted on a one-for-one basis into an aggregate of 19,284,113 shares of common stock. There were no issued or outstanding shares of preferred stock as of September 30, 2014.

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

The Company’s equity as of December 31, 2013 and September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

(in thousands)
Balance at December 31, 2013	$557,375
Net income	13,498
Currency translation	(114)
Termination of put rights of redeeemable common stock, in connection with the IPO	34,950
Issuance of common stock, net of issuance costs	142,936
Change in fair value of redeemable common stock	(16,535)
Stock-based compensation	7,061
Tax benefit related to stock-based compensation	4,569
Stock option exercises, net of withholdings and other	5,709
Preferred stock tax distributions	(320)
Common stock repurchases	(3,239)
Balance at September 30, 2014	$745,890

10. Earnings Per Share Attributable to Common Stockholders

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)
Net income	$6,453			$2,054
Preferred stock tax distributions	—			(425)
Basic EPS
Net income attributable to common stockholders	6,453	79,426	$0.08	1,629	45,072	$0.04
Effect of Dilutive Securities
Preferred stock	—	—		425	15,902
Stock options	—	3,345		—	2,140
Diluted EPS
Net income attributable to common stockholders	$6,453	82,771	$0.08	$2,054	63,114	$0.03

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the calculation of basic and diluted net income per share attributable to common stock holders for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)
Net income	$13,498			$5,133
Preferred stock tax distributions	(320)			(1,073)
Basic EPS
Net income attributable to common stockholders	13,178	70,893	$0.19	4,060	35,936	$0.11
Effect of Dilutive Securities
Preferred stock	320	6,640		1,073	12,758
Stock options	—	3,293		—	1,248
Diluted EPS
Net income attributable to common stockholders	$13,498	80,826	$0.17	$5,133	49,942	$0.10

For the three and nine months ended September 30, 2014, 233,983 shares of common stock underlying stock options were excluded from the calculation of diluted net income per share attributable to common stockholders in each period because their effect would have been antidilutive. For the three and nine months ended September 30, 2013, 476,328 shares of common stock underlying stock options were excluded in each period because their effect would have been antidilutive.

11. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The accounting guidance for fair value measurements prioritizes valuation methodologies based on the reliability of the inputs in the following three-tier value hierarchy:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

The Company applied the following methods and assumptions in estimating its fair value measurements: certain money market funds and certificates of deposit with original maturities of less than three months are considered highly liquid investments. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 within the fair value hierarchy. The Company’s commercial paper and investments in corporate bonds and certain money market funds are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly. Redeemable common stock consisted of put rights the Company granted to certain shareholders which required common shares to be repurchased at fair value (as defined in the stockholders agreement) determined as of the redemption date. The fair value measurement of redeemable common stock is based on Level 3 inputs as defined in the fair value hierarchy. Accounts receivable and accounts payable approximate fair value due to their generally short-term maturities.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS, INC.)

Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$4,205	$19,496	$—	$4,200	$—	$—
Commercial paper	—	33,218	—	—	—	—
Corporate bonds	—	42,086	—	—	—	—
Redeemable common stock	—	—	—	—	—	18,415
Total	$4,205	$94,800	$—	$4,200	$—	$18,415

The fair value of the Company’s redeemable common stock, determined to be Level 3 within the fair value hierarchy, was measured based on the required redemption at the most recent fair value of the common stock. The put rights for the Company’s then outstanding redeemable common stock were terminated and the shares converted on a one-for-one basis into common stock upon the closing of the IPO on April 4, 2014. The following table presents the fair value, valuation techniques and related unobservable inputs for the Level 3 measurement as of December 31, 2013:

	Fair value measurement (Level 3) (in thousands)			Range
	December 31, 2013	Valuation technique	Unobservable input	December 31, 2013
Redeemable common stock	$18,415	Probability Weighted	Discount rate	15.3%
		Expected Return Method	Lack of marketability per common share	14.9%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 3, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on September 5, 2014 (the “Prospectus”). Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Seamless Holdings Corporation (the “Seamless Platform”) from January 1, 2013 through August 8, 2013 (the “Merger Date”) and for both GrubHub Holdings Inc. (the “GrubHub Platform”) and the Seamless Platform after the Merger Date through September 30, 2013 and (ii) GrubHub Inc. as of December 31, 2013 and for the three and nine months ended September 30, 2014. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors”.

Company Overview

GrubHub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects local restaurants with hungry diners in more than 800 cities across the United States and is focused on transforming the takeout experience. For restaurants, GrubHub generates higher margin takeout orders at full menu prices. The GrubHub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows.

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

The proliferation of mobile devices over the past few years has significantly increased the value of the GrubHub platform. The Company’s powerful, easy-to-use mobile applications for iPhone, iPad and Android, enable diners to access GrubHub whenever and wherever they want takeout. The discovery and ordering capabilities that are available on the Company’s consumer websites are also available through its mobile applications. GrubHub monetizes the orders placed through its mobile applications using the same rate as orders placed through its websites. The Company’s mobile applications make ordering from GrubHub more accessible and personal, driving increased use of the platform by restaurants and diners. Orders placed on mobile devices increased from approximately 42% of consumer orders during the three months ended September 30, 2013 to approximately 50% of consumer orders during the three months ended September 30, 2014.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Active Diners	4,571,000	3,050,000	50%	4,571,000	3,050,000	50%
Daily Average Grubs	172,700	111,500	55%	176,100	92,700	90%
Gross Food Sales (in millions)	$423.8	$263.5	61%	$1,279.4	$644.9	98%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and nine months ended September 30, 2014 as compared to the same periods in the prior year. Growth in all metrics was attributable to a combination of the impact of the Merger and organic growth.

The Merger significantly increased each of the Company’s key business metrics. In addition to the figures in the table above, the GrubHub Platform had 1.7 million active diners, 18,300 Daily Average Grubs and generated $45.7 million in Gross Food Sales from July 1, 2013 through the Merger Date. From January 1, 2013 through the Merger Date, the GrubHub Platform had 1.7 million active diners, 37,000 Daily Average Grubs and generated $270.9 million in Gross Food Sales.

Organic growth was largely due to increased product and brand awareness by diners primarily as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in the Company’s markets and an increase in the use of the Company’s mobile applications, which allow diners to order takeout through the platform using their mobile devices.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

The following table sets forth the Company’s results of operations for the three months ended September 30, 2014 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended September 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$61,941	100%	$35,461	100%	$26,480	75%
Costs and expenses:
Sales and marketing	14,883	24%	8,829	25%	6,054	69%
Operations and support	14,902	24%	9,303	26%	5,599	60%
Technology (exclusive of amortization)	6,560	11%	4,459	13%	2,101	47%
General and administrative	8,143	13%	5,884	17%	2,259	38%
Depreciation and amortization	5,748	9%	3,821	11%	1,927	50%
Total costs and expenses(a)	50,236	81%	32,296	91%	17,940	56%
Income before provision for income taxes	11,705	19%	3,165	9%	8,540	270%
Provision for income taxes	5,252	8%	1,111	3%	4,141	373%
Net income	6,453	10%	2,054	6%	4,399	214%
Preferred stock tax distributions	—	0%	(425)	(1%)	425	(100%)
Net income attributable to common stockholders	$6,453	10%	$1,629	5%	$4,824	296%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$20,417	33%	$10,096	28%	$10,321	102%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $26.5 million, or 75%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily related to growth in Active Diners, which increased from 3.1 million to 4.6 million at the end of each period, driving an increase in Daily Average Grubs to 172,700 during the three months ended September 30, 2014 from 111,500 Daily Average Grubs during the same period in 2013, and the inclusion of results from the GrubHub Platform. For the third quarter, there were approximately 18,300 Daily Average Grubs on the GrubHub Platform through the Merger Date that would have been included had the Merger been completed as of January 1, 2013. The growth in Active Diners and Daily Average Grubs unrelated to the Merger was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the three months ended September 30, 2014 compared to the same period in 2013 due to the Company’s implementation of a new feature on the Seamless platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on their commission rate.

Sales and Marketing

Sales and marketing expense increased by $6.1 million, or 69%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to an increase in the size of the Company’s advertising campaigns, particularly in television, the inclusion of results from the GrubHub Platform following the Merger Date and growth in the Company’s sales and marketing teams. For the three months ended September 30, 2014 versus the same period in 2013, advertising spending increased by $4.8 million. During the same period, the number of marketing personnel increased by 40% and the number of sales personnel increased by 20%, primarily as a result of the addition of sales and marketing personnel from the GrubHub Platform.

Operations and Support

Operations and support expense increased by $5.6 million, or 60%, for the three months ended September 30, 2014 compared to the same period in 2013. This increase was primarily attributable to payment processing costs related to the growth in orders, the inclusion of results from the GrubHub Platform following the date of the Merger and growth in the Company’s customer service teams. Payment processing costs increased $2.8 million, or 60%, for the three months ended September 30, 2014 compared to the same period in the prior year due to the 61% growth in Gross Food Sales. In addition to the amounts in the table above, from July 1, 2013 through the Merger Date, operations and support expense for the GrubHub Platform was $1.9 million, which would have been included here had the Merger been completed as of January 1, 2013. During the same period, the number of customer service personnel increased by 79% primarily as a result of growth to support the increase in orders as well as the addition of operations and support personnel from the GrubHub Platform.

Technology (exclusive of amortization)

Technology expense increased by $2.1 million, or 47%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to growth in the Company’s technology team to support the growth and development of the Seamless and GrubHub platforms and the inclusion of technology expense from the GrubHub Platform following the Merger Date. During the three months ended September 30, 2014, the number of technology personnel increased by 65% compared to the same period in the prior year.

General and Administrative

General and administrative expense increased by $2.3 million, or 38%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of general and administrative expenses from the GrubHub Platform following the Merger Date, restructuring expenses, costs associated with being a public company, higher stock-based compensation expense and an increase in other miscellaneous expenses required to support growth in the business, partially offset by lower legal and professional fees for expenses incurred in 2013 related to the Merger.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.9 million, or 50%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the increase in amortization expense of intangible assets acquired in the Merger of $1.2 million for the three months ended September 30, 2014 as compared to the same period in the prior year, and increased investment in infrastructure to support the Company’s growing business.

Provision for Income Taxes

Income tax expense increased by $4.1 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the increase in income before provision for income taxes due to the factors described above. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

Nine Months Ended September 30, 2014 and 2013

The following table sets forth the Company’s results of operations for the nine months ended September 30, 2014 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Nine Months Ended September 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$180,560	100%	$88,119	100%	$92,441	105%
Costs and expenses:
Sales and marketing	47,168	26%	24,993	28%	22,175	89%
Operations and support	44,743	25%	21,278	24%	23,465	110%
Technology (exclusive of amortization)	17,973	10%	9,803	11%	8,170	83%
General and administrative	25,087	14%	14,596	17%	10,491	72%
Depreciation and amortization	16,878	9%	7,494	9%	9,384	125%
Total costs and expenses(a)	151,849	84%	78,164	89%	73,685	94%
Income before provision for income taxes	28,711	16%	9,955	11%	18,756	188%
Provision for income taxes	15,213	8%	4,822	5%	10,391	215%
Net income	13,498	7%	5,133	6%	8,365	163%
Preferred stock tax distributions	(320)	—%	(1,073)	(1%)	753	(70%)
Net income attributable to common stockholders	$13,178	7%	$4,060	5%	$9,118	225%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$53,732	30%	$25,140	29%	$28,592	114%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $92.4 million, or 105%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily related to the inclusion of results from the GrubHub Platform and growth in Active Diners, which increased from 3.1 million to 4.6 million at the end of each period, driving an increase in Daily Average Grubs to 176,100 during the nine months ended September 30, 2014 from 92,700 Daily Average Grubs during the same period in 2013. For the nine months ended September 30, 2013, there were approximately 37,000 Daily Average Grubs through the Merger Date on the GrubHub Platform that would have been included had the Merger been completed as of January 1, 2013. The growth in Active Diners and Daily Average Grubs unrelated to the Merger was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the nine months ended September 30, 2014 due to the Company’s implementation of a new feature on the Seamless platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on their commission rate.

Sales and Marketing

Sales and marketing expense increased by $22.2 million, or 89%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of results from the GrubHub Platform following the Merger Date, expansion of the Company’s advertising efforts and growth in the Company’s sales and marketing teams. For the nine months ended September 30, 2014 versus the same period in 2013, advertising spending increased by $15.0 million primarily as a result of an increase in the Company’s advertising efforts as well as the inclusion of advertising spending for the GrubHub Platform. During the same period, the number of sales personnel increased by 96% and the number of marketing personnel increased by 87%, primarily as a result of the addition of sales and marketing personnel from the GrubHub Platform.

Operations and Support

Operations and support expense increased by $23.5 million, or 110%, for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was primarily attributable to the inclusion of results from the GrubHub Platform following the Merger Date, an increase in payment processing costs related to orders and growth in the Company’s customer service teams. In addition to the amounts in the table above, from January 1, 2013 through the Merger Date, operations and support expense for the GrubHub Platform was $11.5 million, which would have been included here had the Merger been completed as of January 1, 2013. Payment processing costs increased $10.7 million, or 90%, for the nine months ended September 30, 2014 compared to the same period in the prior year due to the 98% growth in Gross Food Sales. During the same period, the number of customer service personnel increased by 162% primarily as a result of the addition of operations and support personnel from the GrubHub Platform as well as growth to support the increase in orders.

Technology (exclusive of amortization)

Technology expense increased by $8.2 million, or 83%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of technology expense from the GrubHub Platform following the Merger Date and growth in the Company’s technology team. During the nine months ended September 30, 2014, the number of technology personnel increased by 97% compared to the same period in the prior year, primarily due to the addition of technology personnel from the GrubHub Platform as well as growth to support the development of the Seamless and GrubHub platforms, including its websites, mobile applications and other products.

General and Administrative

General and administrative expense increased by $10.5 million, or 72%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the inclusion of general and administrative expenses from the GrubHub Platform following the Merger Date, costs associated with being a public company, higher stock-based compensation expense and an increase in other miscellaneous expenses required to support growth in the business, partially offset by lower legal and professional fees for expenses incurred in 2013 related to the Merger.

Depreciation and Amortization

Depreciation and amortization expense increased by $9.4 million, or 125%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the increase in amortization expense of intangible assets acquired in the Merger of $7.2 million for the nine months ended September 30, 2014 as compared to the same period in the prior year, and increased investment in infrastructure to support the Company’s growing business.

Provision for Income Taxes

Income tax expense increased by $10.4 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to the increase in income before provision for income taxes due to the factors described above. In addition, the Company recognized a $2.0 million increase in its deferred tax liabilities recorded in the second quarter of 2014 as a result of a change in state tax law. Changes in tax laws in other jurisdictions could result in similar adjustments. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$6,453	$2,054	$13,498	$5,133
Income taxes	5,252	1,111	15,213	4,822
Depreciation and amortization	5,748	3,821	16,878	7,494
EBITDA	17,453	6,986	45,589	17,449
Merger and restructuring costs(a)	670	1,324	1,162	4,667
Stock-based compensation	2,294	1,786	6,981	3,024
Adjusted EBITDA	$20,417	$10,096	$53,732	$25,140

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

For purposes of the Unaudited Pro Forma Condensed Statement of Operations for the three and nine months ended September 30, 2013, the Company assumed that the Merger occurred on January 1, 2013. As a result, the Unaudited Pro Forma Condensed Consolidated Statement of Operations was derived from:

•	the unaudited historical statement of operations of Seamless Holdings (Acquirer) for the three and nine months ended September 30, 2013; and
•	the unaudited historical statement of operations of GrubHub Holdings (Acquiree) for the periods from July 1, 2013 through August 8, 2013 and January 1, 2013 through August 8, 2013.

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

The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the three months ended September 30, 2013 and the results of operations for the three months ended September 30, 2014 were as follows:

	Three Months Ended September 30, 2013
	GrubHub Inc.	GrubHub Holdings from July 1, 2013 through August 8, 2013	Acquisition Adjustments	Pro Forma	Three Months Ended September 30, 2014
	(in thousands, except per share data)
Revenues	$35,461	$5,574	$—	$41,035	$61,941
Sales and marketing	8,829	1,598	103	10,530	14,883
Operations and support	9,303	1,931	97	11,331	14,902
Technology (exclusive of amortization)	4,459	630	60	5,149	6,560
General and administrative	5,884	1,732	(1,388)	6,228	8,143
Depreciation and amortization	3,821	234	1,141	5,196	5,748
Total operating expenses	32,296	6,125	13	38,434	50,236
Income (loss) before provision for income taxes	3,165	(551)	(13)	2,601	11,705
Provision for income taxes	1,111	—	17	1,128	5,252
Net income (loss)	2,054	(551)	(30)	1,473	6,453
Preferred stock tax distributions	(425)	—	—	(425)	—
Net income (loss) attributable to common stockholders	$1,629	$(551)	$(30)	$1,048	$6,453
Net income per share attributable to common stockholders
Basic	$0.04			$0.02	$0.08
Diluted	$0.03			$0.02	$0.08
Weighted average number of shares outstanding:
Basic	45,072			54,809	79,426
Diluted	63,114			56,949	82,771

The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013 and the results of operations for the nine months ended September 30, 2014 were as follows:

	Nine Months Ended September 30, 2013
	GrubHub Inc.	GrubHub Holdings from January 1, 2013 through August 8, 2013	Acquisition Adjustments	Pro Forma	Nine Months Ended September 30, 2014
	(in thousands, except per share data)
Revenues	$88,119	$32,943	$—	$121,062	$180,560
Sales and marketing	24,993	10,948	540	36,481	47,168
Operations and support	21,278	11,466	491	33,235	44,743
Technology (exclusive of amortization)	9,803	3,794	306	13,903	17,973
General and administrative	14,596	10,495	(7,471)	17,620	25,087
Depreciation and amortization	7,494	1,536	6,475	15,505	16,878
Total operating expenses	78,164	38,239	341	116,744	151,849
Income (loss) before provision for income taxes	9,955	(5,296)	(341)	4,318	28,711
Provision (benefit) for income taxes	4,822	—	(2,750)	2,072	15,213
Net income (loss)	5,133	(5,296)	2,409	2,246	13,498
Preferred stock tax distributions	(1,073)	—	—	(1,073)	(320)
Net income (loss) attributable to common stockholders	$4,060	$(5,296)	$2,409	$1,173	$13,178
Net income per share attributable to common stockholders
Basic	$0.11			$0.02	$0.19
Diluted	$0.10			$0.02	$0.17
Weighted average number of shares outstanding:
Basic	35,936			54,728	70,893
Diluted	49,942			55,975	80,826

Acquisition Adjustments

Amortization

The pro forma adjustments reflect the additional amortization that would have been recognized for the acquired intangible assets for the three and nine months ended September 30, 2013 had the acquisition occurred on January 1, 2013.

		GrubHub Holdings Amortization
	Useful Life	July 1, 2013 through August 8, 2013	January 1, 2013 through August 8, 2013
		(in thousands)
Developed technology	3 years	$181	$1,038
Customer list	16.4 years	1,066	6,171
Total pro forma impact		1,247	7,209
Less amounts already recorded		(106)	(734)
Adjustment necessary		$1,141	$6,475

Replacement stock option awards

In connection with the Merger, the Company was required to replace the GrubHub Platform stock-based payment awards. The fair value of the replacement options for services performed after the Merger was recognized as compensation cost. The pro forma adjustments reflect an adjustment of $0.6 million and $3.0 million for the periods from July 1, 2013 through the Merger Date and January 1, 2013 through the Merger Date, respectively, had the Merger occurred on January 1, 2013.

Transaction costs

The pro forma adjustments reflect the elimination of the transaction costs of $1.7 million and $9.1 million incurred in connection with the Merger for the three and nine months ended September 30, 2013, respectively, including $1.3 million and $4.7 million of transaction costs at GrubHub Inc. for the three and nine months ended September 30, 2013, respectively, and $0.4 million and $4.4 million of transaction costs at GrubHub Holdings for the three and nine months ended September 30, 2013, respectively.

Income taxes

The pro forma adjustments reflect the estimated income tax expense of less than $0.1 million and income tax benefit of $2.8 million that would have been recognized for the three and nine months ended September 30, 2013, respectively, had the acquisition occurred on January 1, 2013. The pro forma tax expense (benefit) was determined by using the Company’s historical effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, the Company had cash and cash equivalents of $212.0 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $65.7 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company’s primary source of liquidity is cash flows from operations and proceeds from public financings.

In April of 2014, the Company completed the IPO in which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The Company received net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. In September of 2014, the Company completed a follow-on offering in which it issued and sold 1,250,000 shares of common stock at a public offering price of $40.25 per share. The Company received net proceeds of $48.0 million after deducting underwriting discounts and commissions of $1.9 million and other offering expenses of approximately $0.4 million. The underwriting discounts and commissions and other offering expenses were recorded against the proceeds received from the IPO and the follow-on offering. The net proceeds from the IPO and the follow-on offering were invested in non-interest bearing accounts, short-term interest-bearing obligations and investment-grade investments.

Amounts deposited with third-party financial institutions exceed Federal Deposit Insurance Corporation and Securities Investor Protection insurance limits, as applicable. These cash, cash equivalents and short term investments balances could be affected if the underlying financial institutions fail or if there are other adverse conditions in the financial markets. The Company has not experienced any loss or lack of access to its invested cash, cash equivalents or short term investments; however, such access could be adversely impacted by conditions in the financial markets in the future.

Management believes that the Company’s existing cash, cash equivalents and short term investments will be sufficient to meet its working capital requirements for at least the next twelve months. However, the Company’s liquidity assumptions may prove to be incorrect, and the Company could utilize its available financial resources sooner than currently expected. The Company’s future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, “Risk Factors.” If the Company is unable to obtain needed additional funds, it will have to reduce operating costs, which could impair the Company’s growth prospects and could otherwise negatively impact its business.

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

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$47,258	$22,600
Net cash provided by (used in) investing activities	(71,321)	7,499
Net cash provided by (used in) financing activities	149,655	(2,690)

Cash Flows from Operating Activities

For the nine months ended September 30, 2014, net cash provided by operating activities was $47.3 million compared to $22.6 million for the same period in 2013. The increase in cash flows from operations was driven primarily by an increase in non-cash expenses including changes in deferred taxes of $10.2 million, $9.4 million related to depreciation and amortization, an increase in net income of $8.4 million and an increase of $4.0 million related to stock-based compensation. In addition, during the nine months ended September 30, 2014 and 2013, significant changes in the Company’s operating assets and liabilities resulted from the following:

•

an increase in accounts receivables of $13.6 million due to an increase in amounts owed by the Company’s payment processors for prepaid orders placed through the platform along with amounts owed by customers of the Company’s corporate ordering program for the nine months ended September 30, 2014 compared to an increase of $8.0 million for the nine months ended September 30, 2013;

•

an increase in restaurant food liability of $13.5 million due the timing of orders and related payments at quarter-end for the nine months ended September 30, 2014 compared to an increase of $19.2 million for the nine months ended September 30, 2013; and

•

an increase in accrued expenses of $4.8 million primarily related to an increase in accrued payroll, accrued advertising costs and other miscellaneous expenses during the nine months ended September 30, 2014 compared to a decrease of $1.6 million during the nine months ended September 30, 2013.

Cash Flows from Investing Activities

The Company’s primary investing activities during the periods presented included purchases of investments, cash acquired in the Merger, the purchase of property and equipment to support increased headcount and website and internal-use software development.

For the nine months ended September 30, 2014, net cash used in investing activities was $71.3 million compared to net cash provided by investing activities of $7.5 million for the same period in the prior year. The increase in net cash used in investing activities was primarily due to the purchases of investments of $65.7 million during the nine months ended September 30, 2014 and cash acquired in the Merger of $13.3 million during the nine months ended September 30, 2013.

Cash Flows from Financing Activities

The Company’s financing activities during the periods presented consisted primarily of net proceeds from the issuance of common stock in the IPO and the follow-on offering.

For the nine months ended September 30, 2014, net cash provided by financing activities was $149.7 million compared to net cash used in financing activities of $2.7 million for the nine months ended September 30, 2013. The increase in cash provided by financing activities during the nine months ended September 30, 2014 as compared to the same period in the prior year primarily resulted from net proceeds from the issuance of common stock in the IPO of $94.9 million and net proceeds from the issuance of common stock in the follow-on offering of $48.0 million.

Acquisitions

On August 8, 2013, the Company acquired all of the equity interests of each of Seamless North America, LLC, Seamless Holdings and GrubHub Holdings pursuant to the Reorganization Agreement.

The fair value of the equity issued in connection with the Merger was approximately $421.5 million. The value of the equity was determined using the estimated fair value of GrubHub Holdings’ stock on the Merger Date based on a valuation of GrubHub Holdings, conducted by management. The $421.5 million included approximately $11.0 million which represented the fair value of the replacement awards that were attributed to the pre-combination service period for GrubHub Holdings option holders. Post-

combination expense of $12.5 million is expected to be recognized post-Merger, which represents the unrecognized compensation expense related to GrubHub Holdings stock options. In connection with the Merger, the Company agreed to indemnify Aramark for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings that are the result of certain actions taken by the Company, including the Company’s solicitation of acquirers prior to October 29, 2014, and in certain other instances subject to a $15.0 million limitation.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

The Company did not have any long-term borrowings as of September 30, 2014.

The Company invests its excess cash primarily in money market accounts, commercial paper and U.S. and non-U.S.-issued corporate debt securities. The Company has a positive intent to hold its investments to maturity. The Company’s current investment strategy seeks first to preserve principal, second to provide liquidity for its operating and capital needs and third to maximize yield without putting principal at risk. The Company does not enter into investments for trading or speculative purposes.

The Company’s investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on its investments or their fair value. The Company assesses market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income and cash flows. As the Company’s investment portfolio is short-term in nature, management does not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair value of the Company’s portfolio, and therefore does not expect the Company’s results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Inflation Risk

Management does not believe that inflation has had a material effect on the Company’s business, results of operations or financial condition.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the condensed consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of September 30, 2014, the Company had $352.8 million in goodwill on the balance sheet.

The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its reporting unit exceeds fair value, which would indicate that goodwill may be impaired. The Company is considered one reporting unit. Second, if the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

Management determined the fair value of the Company by using a market-based approach that utilized the market capitalization of the Company, as adjusted for factors such as a control premium. After consideration of the Company’s market capitalization, business growth and other factors, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount and further analysis was not necessary. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company and could result in a material impairment of goodwill in subsequent periods.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

There were no material changes in commitments under contractual obligations, as compared to the contractual obligations disclosed in the Prospectus.

Contingencies

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.

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

See Note 2, Significant Accounting Policies, to the accompanying condensed consolidated financial statements for a description of the various accounting standards adopted during the nine months ended September 30, 2014. Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 2, Significant Accounting Policies, to the accompanying condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resource – Quantitative and Qualitative Disclosures About Market Risk, of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2014 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 7, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

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

While our revenue has grown in recent periods, this growth rate may not be sustainable and we may not realize sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including insufficient growth in the number of restaurants and diners on our platform, increasing competition, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. In addition, as a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future, and this could cause the price of our common stock to decline.

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

Our success depends in part on our ability to attract diners through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of diners we attract to our platform from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective diners. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of diners directed to our platform could harm our business and results of operations.

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

For example, we are currently a defendant to a patent infringement suit filed by Ameranth, Inc. in which we are alleged to infringe on patents relating to online ordering software. See Note 7, “Commitments and Contingencies,” to the accompanying condensed consolidated financial statements for a further discussion of this litigation. This litigation could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable and, as a result of this litigation, we may be required to pay damages, an injunction may be entered against us, or a license or other right to continue to deliver an unmodified version of the service may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage restaurants and diners from using our products.

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

Risks Related to Ownership of Our Common Stock

A significant portion of our common stock is held by our existing executive officers, directors and holders of 5% or more of our outstanding common stock, whose interests may differ from yours.

Our current executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 60% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of your investment. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Prior to our IPO, there had been no public market for our common stock. Shares of our common stock were sold in our IPO in April 2014 at a price of $26.00 per share, and our common stock has subsequently traded as high as $45.80. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control.  These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, or when there is a large number of shares of our common stock available for sale. As of September 30, 2014, there were 81,042,800 shares of common stock outstanding.  In connection with the follow-on offering, the holders of 31,763,665 shares of our outstanding common stock entered into lock-up agreements under which they agreed not to dispose of or hedge any of their shares of common stock until December 3, 2014 without the prior written consent of Citibank Global Markets Inc. After the expiration of the 90-day restricted period, these shares may be sold in the public market in the United States, subject to compliance with the volume and other restrictions of Rule 144 if applicable to the seller.

In addition, as of September 30, 2014, stockholders owning an aggregate of 67,022,269 shares have rights, subject to some conditions, under contracts providing for registration rights to require us to register shares of our common stock owned by them for public sale in the United States.  In addition, as of September 30, 2014, options to purchase a total of 7,101,711 shares of common stock pursuant to our 2013 Omnibus Incentive Plan were outstanding, of which options to purchase 2,932,418 shares were exercisable. On July 18, 2014, we filed a registration statement on Form S-8 to register the approximately 10,351,238 shares of our common stock subject to options outstanding or reserved for future issuance under our 2013 Omnibus Incentive Plan. Pursuant to that registration statement, subject to Rule 144 limitations applicable to affiliates, the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

Our independent registered public accounting firm has not conducted an audit of Seamless Holdings’ (which is now known as GrubHub Inc.) internal control over financial reporting. However, in connection with its audit of Seamless Holdings’ consolidated financial statements as of and for the years ended December 31, 2011 and 2012 included in the Prospectus, our independent registered public accounting firm discovered a material weakness relating to the documentation of journal entry review of Seamless Holdings. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, Seamless Holdings had not regularly documented its review of journal entries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

b)	Use of Proceeds

On April 3, 2014, the Company’s registration statement on Form S-1 (File No. 333-194219) was declared effective by the SEC for an initial public offering pursuant to which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The offering resulted in net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. No payments were made by the Company to directors, officers or persons owning ten percent or more of the Company’s common stock or to their associates, or to affiliates of the Company. The Company invested the funds received in non-interest bearing accounts, short-term interest-bearing obligations and investment-grade investments.

The principal purposes of this offering were to increase the Company’s financial flexibility, create a public market for its common stock and facilitate future access to the public equity markets.

There have been no material changes in the planned use of proceeds from the IPO from that described in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on April 7, 2014.

c)	Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	396	$35.54	—	—
August 1, 2014 - August 31, 2014	-	-	—	—
September 1, 2014 - September 30, 2014	-	-	—	—
Total	396	$35.54	—
(a)	Shares withheld for tax liabilities upon vesting of equity awards and subsequently retired

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of GrubHub Inc.	10-Q	001-36389	3.1	August 7, 2014

3.2	Amended and Restated By-laws of GrubHub Inc.	10-Q	001-36389	3.2	August 7, 2014

10.1	Registration Rights Agreement, dated August 8, 2013 by and among GrubHub Inc. (f/k/a GrubHub Seamless Inc. f/k/a Seamless GrubHub Holdings Inc.) and certain stockholders listed therein.	S-1	333-194219	10.1	March 14, 2014

10.2	Tax Matters Agreement, dated May 19, 2013, by and among GrubHub Holdings, Inc. Seamless Holdings Corporation and Aramark Holdings Corporation.	S-1	333-194219	10.2	March 14, 2014

10.3	Reorganization and Contribution Agreement, dated May 19, 2013, by and among Seamless North America, LLC, GrubHub Inc. (f/k/a GrubHub Seamless Inc.), GrubHub Holdings Inc. (f/k/a GrubHub, Inc.), Pizza 1 Co., Pizza 2 Co., SLW Investor, LLC and Seamless Holdings Corporation.	S-1	333-194219	10.7	March 14, 2014

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: November 6, 2014