Form 10-K
period 2014-12-31
GrubHub Inc.
filed 2015-03-05
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-36389

GRUBHUB INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2908664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Washington Street, Suite 2100 Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 585-7878

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2014, was $2,002,882,799.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2015 was 83,643,213.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 20, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Seamless North America, LLC (“Seamless North America”) from January 1, 2012 through October 28, 2012, the date when Aramark Corporation (“Aramark”) completed the spin-off of its interest in the Seamless business, (ii) Seamless Holdings Corporation (“Seamless Holdings” and, together with Seamless North America, the “Seamless Platform”), an entity formed for the purpose of completing the spin-off and whose assets primarily consist of Aramark’s former interest in the Seamless business and its subsidiaries, from October 28, 2012 through December 31, 2012 and from January 1, 2013 through August 8, 2013 (the “Merger Date”), (iii) for both GrubHub Holdings Inc. (the “GrubHub Platform” and collectively with the Seamless Platform, the “platform”) and the Seamless Platform after the Merger Date through December 31, 2013 and (iv) GrubHub Inc. as of December 31, 2013 and 2014 and for the year ended December 31, 2014. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the plans, estimates, and beliefs of the Company (as defined below). Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors”. The forward-looking statements in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.  See “Cautionary Statement Regarding Forward-Looking Statements” below for additional information.

PART I.

Item 1.	Business

Company Overview

GrubHub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “GrubHub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 30,000 local restaurants with hungry diners in more than 800 cities across the United States and is focused on transforming the takeout experience. For restaurants, GrubHub generates higher margin takeout orders at full menu prices. The GrubHub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows.

The Company’s target market is primarily composed of independent restaurants. These independent restaurants remain local, highly fragmented and are mostly owner-operated family businesses. According to Euromonitor, Americans spent $221 billion at these approximately 365,000 independent restaurants in 2013. Of that amount, the Company believes that Americans spent approximately $70 billion on takeout at these independent restaurants in 2013.

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

The proliferation of mobile devices over the past few years has significantly increased the value of the GrubHub platform. The Company’s powerful, easy-to-use mobile applications for iPhone, iPad and Android, enable diners to access GrubHub whenever and wherever they want takeout. The discovery and ordering capabilities that are available on the Company’s consumer websites are also available through its mobile applications. GrubHub monetizes the orders placed through its mobile applications using the same rate as orders placed through its websites. The Company’s mobile applications make ordering from GrubHub more accessible and personal, driving increased use of the platform by restaurants and diners. Orders placed on mobile devices increased from approximately 25% of consumer orders during the first quarter of 2012 to approximately 51% of consumer orders during the quarter ended December 31, 2014.

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

Organization

The GrubHub Platform was founded in 2004 and the Seamless Platform was founded in 1999. The merger of the GrubHub Platform and the Seamless Platform (the “Merger”) was completed on August 8, 2013. The Merger enabled the Company to expand its two-sided network, connecting customers in the geographies it serves with more restaurants. Through the combination of the GrubHub Platform and the Seamless Platform, the Company was able to eliminate duplicative expenses and take advantage of a complementary geographic footprint.

On April 4, 2014, the Company completed an initial public offering (the “IPO”) and its common stock is listed on The New York Stock Exchange (the “NYSE”) under the symbol “GRUB”.

Reorganization and History

Overview of Reorganization

On August 8, 2013, GrubHub Inc. acquired, through a series of transactions, all of the equity interests of each of Seamless North America, Seamless Holdings and GrubHub Holdings Inc. pursuant to that certain Reorganization and Contribution Agreement, dated as of May 19, 2013, by and among GrubHub Inc., Seamless North America, Seamless Holdings, GrubHub Holdings Inc. and the other parties thereto (the “Reorganization Agreement”). Following this transaction, the Company concluded that Seamless Holdings was deemed the acquirer for financial reporting purposes (see Part II, Item 8, Note 3, “Acquisitions” of this Annual Report on Form 10-K). Accordingly, the acquisition of GrubHub Holdings Inc. has been accounted for as a business combination. The results of operations of GrubHub Holdings Inc. have been included in the Company’s financial statements since August 9, 2013. In February 2014, GrubHub Seamless Inc. was renamed GrubHub Inc.

Prior to the Reorganization

Seamless North America was originally incorporated in Delaware in December 1999, and was converted to a Delaware limited liability company. Seamless North America was a single member LLC and wholly owned subsidiary of Aramark until June 6, 2011. In June 2011, Aramark sold an approximate 26% interest in Seamless North America in the form of convertible preferred stock to SLW Investors, LLC (“SLW Investors”), an entity controlled by a private equity firm.

On October 17, 2012, Aramark formed Seamless Holdings, as a wholly owned subsidiary for the purpose of completing a spin-off of its approximate 74% equity interest in Seamless North America. Prior to the spin-off, Aramark distributed all of the issued and outstanding shares of the common stock of Seamless Holdings to its parent company and sole shareholder, Aramark Intermediate Holdco Corporation (“Aramark Intermediate”). Thereafter, Aramark Intermediate distributed such shares to Aramark Holdings (the ultimate parent company of Aramark), which then distributed all of the shares of Seamless Holdings on a pro rata basis to the Aramark Holdings shareholders as of October 26, 2012, the record date. Each Aramark Holdings shareholder received one share of Seamless Holdings common stock for each share of Aramark Holdings common stock owned as of the record date.

The financial position and results of operations of Seamless Holdings and Seamless North America have been included in the consolidated financial statements for all periods presented.

Growth Strategy

The Company strives to make GrubHub an integral part of everyday life for restaurants and diners through the following growth strategies:

•

Grow the Two-Sided Network. The Company intends to continue to grow the number of restaurants in existing geographic markets by providing them with opportunities to generate more takeout orders. The Company intends to continue to grow the number of diners and orders placed on the network primarily through word-of-mouth referrals, marketing that encourages adoption of the Company’s mobile applications and increased order frequency.

•

Enhance the Platform. The Company plans to continue to invest in its websites and mobile products, develop new products and better leverage the significant amount of order data that the Company collects.

•

Deliver Excellent Customer Service. By meeting and exceeding the expectations of both restaurants and diners through customer service, the Company seeks to gain their loyalty and support for the platform.

•	Pursue Strategic Acquisitions. The Company intends to continue to pursue expansion opportunities in existing and new markets, as well as in core and adjacent categories through strategic acquisitions.

Key Metrics

For a description of the Company’s key metrics, including Active Diners, Daily Average Grubs and Gross Food Sales, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

The GrubHub Solution

The Company focuses on providing value to both restaurants and diners through its two-sided network. GrubHub provides restaurants with more orders, helps them serve diners better and enables them to improve the efficiency of their takeout business. For diners, GrubHub makes takeout accessible, simple and enjoyable, enabling them to discover new restaurants and accurately and easily place their orders anytime and from anywhere.

Restaurant Benefits

With more than 30,000 restaurants in the Company’s network as of December 31, 2014, management believes that GrubHub provides restaurants with the following key benefits:

•	More Orders. Through GrubHub, restaurants in the network receive more orders at full menu prices.
•	Targeted Reach. Restaurants in the network gain an online and mobile presence with the ability to reach their most valuable target audience—hungry diners in their area.
•	Low Risk, High Return. GrubHub generates higher margin takeout orders for the restaurants in its network by enabling them to leverage their existing fixed costs.
•

Efficiency. Restaurants in the network can receive and handle a larger volume of takeout orders more accurately, increasing their operational efficiency while providing their takeout diners with a high-quality experience.

•

Insights. GrubHub provides restaurants with actionable insights based on the significant amount of order data the Company gathers, helping them to optimize their delivery footprints, menus, pricing and online profiles.

•

Delivery. In certain markets, the Company provides delivery services to a small percentage of restaurants on its platform. By providing delivery services, the Company allows restaurants to focus on making great food while GrubHub handles the complexity of operating the delivery networks.

Diner Benefits

With 5.0 million Active Diners as of December 31, 2014 and more than 182,800 combined Daily Average Grubs during the year ended December 31, 2014, management believes that GrubHub provides diners with the following key benefits:

•

Discovery. GrubHub aggregates menus and enables ordering from restaurants across more than 800 cities in the United States as of December 31, 2014, in most cases providing diners with more choices than the “menu drawer” and allowing them to discover hidden gems from local restaurants in the network.

•

Convenience. Using GrubHub, diners do not need to place their orders over the phone. GrubHub provides diners with an easy-to-use, intuitive and personalized platform that makes ordering simple from any connected device.

•	Control and Transparency. The GrubHub platform empowers diners with a “direct line” into the kitchen, without having to talk to a distracted order-taker in an already error-prone process.
•	Service. For diners, GrubHub’s role is similar to that of the waiter in a restaurant, providing a critical layer of customer service that is typically missing in takeout.

Challenges

The Company faces several key challenges in continuing to grow its business and maintaining profitability. These challenges include that:

•	the ability to realize the benefits of acquired businesses depends on the successful integration of the operations of the acquired businesses with those of the Company;
•	long-term growth depends on the Company’s ability to continue to expand its network of restaurants and diners in a cost-effective manner; and
•

while the Company’s primary competition remains the traditional offline takeout ordering method, new and existing online competitors could emerge or gain traction in the Company’s primary markets. These competitors may have greater resources than GrubHub and could impact the Company’s growth rates and ability to maintain profitability.

Factors Affecting Performance

•

The Size of the Company’s Two-Sided Network. GrubHub’s growth has come, and is expected to continue to come, from the Company’s ability to successfully expand its two-sided network, which occurs through the growth of the number of restaurants and diners on the platform. The Company believes that increases in the number of restaurants will make the platform more attractive to diners and increases in the number of diners will make the platform more attractive to restaurants. Furthermore, the number of popular restaurants in each local market is an important factor in making the platform more attractive to diners.

•

Seasonality. In metropolitan markets, the Company generally experiences a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, the Company benefits from increased order volumes in campus markets when school is in session and experiences a decrease in order volumes when school is not in session (during summer breaks and other vacation periods).

•	Weather. Diner activity can also be impacted by colder or more inclement weather, which typically increases order volumes, and warmer or sunny weather, which typically decreases order volumes.

Products and Services

The following is a list of the Company’s primary products and services. The Company’s primary revenues are the commissions earned from restaurants for consumer orders generated on its platform.

Products

GrubHub and Seamless Websites

Diners can access the platform through www.grubhub.com and  www.seamless.com. To use the websites, diners either enter their delivery address or use geo-location within the mobile applications and are presented with local restaurants that provide takeout. Diners can further refine their search results using the search capability, enabling them to filter results across cuisine types, restaurant names, menu items, proximity, ratings and other criteria. Once diners have found what they are looking for, they place their orders using easy-to-use and intuitive menus, enabling them to discover food choices, select options and provide specific instructions on a dish-by-dish basis. Once an order is received, the Company transmits it to the restaurant, while saving the diners’ preferences for future orders, thus providing diners with a convenient repeat order experience.

GrubHub and Seamless Mobile Apps and Mobile Website

The Company offers diners access to the network through its mobile applications designed for iPhone, iPad and Android devices. The mobile applications provide diners with the same functionality as the Company’s websites, including restaurant discovery, search and ordering. Diners can also access the platform from their mobile devices through the mobile website using any mobile browser. For restaurants, all mobile orders are received in the same way as the website-based orders, and the Company charges the same commission for both.

Seamless Corporate Program

On the Seamless Platform, the Company provides a corporate program that helps businesses address inefficiencies in food ordering and associated billing. The corporate program offers employees a wide variety of food and ordering options, including options for individual meals, group ordering and catering, as well as proprietary tools that consolidate all food ordering into a single online account that enables companies to proactively manage food spend by automating the enforcement of budgets and rules. The corporate tools provide consolidated ordering and invoicing, eliminating the need for employee expense reports and therefore significantly reducing administrative overhead relating to office food ordering.

Allmenus and MenuPages

Allmenus.com and MenuPages provide an aggregated database of approximately 310,000 menus from restaurants across all 50 U.S. states. The websites are searchable by cuisine type, restaurant name, menu items and other criteria. For those restaurants whose menus are posted on allmenus.com or MenuPages and which are also part of the Company’s restaurant network, the sites provide a link from their menus to the Company’s websites, through which diners can then place their orders, providing the Company with an efficient customer acquisition channel.

OrderHub and Boost

Restaurants have historically received orders from GrubHub through a facsimile or email and are required to confirm the order over the phone. Though most of the restaurants on the Company’s platform still use this traditional method, several thousand restaurants use the tablet solutions, OrderHub and Boost. These tools can electronically receive and display orders at the restaurant, providing operators with the capability to acknowledge receipt of the order and update the estimated completion time and status with an easy-to-use application. OrderHub and Boost allow the Company to monitor orders through the takeout process (receipt, ready for pickup, on the way, etc.). In turn, GrubHub can make that information available to hungry diners who are waiting for their orders, thus providing greater transparency, reducing their frustration and making the takeout experience more enjoyable.

Restaurant Websites

The Company offers the restaurants in its network a turnkey website design and hosting service powered by template-driven technology, which provides the restaurants in the network with a simple yet effective online presence. GrubHub processes the orders placed through these websites through its platforms.

Delivery

In certain markets, the Company offers delivery services to a small percentage of restaurants on its platform.  By providing delivery services, the Company is able to enhance the transparency, consistency and reliability of the diner experience. Delivery services benefit the restaurants by allowing them to focus on making great food while GrubHub handles the complexity of operating the delivery networks.

Customer Care

Restaurants

Customer service is an important component of GrubHub’s value proposition for restaurants, enabling them to focus on food preparation and delivery. The Company provides restaurants with 24/7 service, where representatives are able to assist with problems that may arise. The Company tracks and manages restaurant performance on the platform, helping restaurants manage capacity issues while ensuring that diners receive the service they expect.

In addition to operations-related services, the Company offers restaurants actionable insights based on the significant amount of order data the Company gathers, helping restaurants optimize their delivery footprint, menus, pricing and online profiles.

Diners

The customer service the Company offers to diners is also an important component of GrubHub’s value proposition, helping to generate diner satisfaction and positive word-of-mouth referrals. The Company believes that it is its responsibility to make diners happy. When diners call the 24/7 customer service line, the Company typically helps them add items to orders that have already been placed and informs them of the status of their orders. The Company believes that its excellent customer service drives diner referrals, more frequent ordering and overall loyalty to the platform.

Acquisitions

In February 2015, the Company completed the acquisitions of restaurant delivery service providers, DiningIn and Restaurants on the Run, Inc. See Item 8, Note 15, “Subsequent Events,” in this Annual Report on Form 10-K for additional details.

Geographic Markets

The Company’s geographic reach includes more than 800 cities across the United States as of December 31, 2014. The Company’s largest markets are: Boston, Chicago, Los Angeles, New York, Philadelphia, San Francisco and Washington, D.C. During the years ended December 31, 2014, 2013 and 2012, the Company also generated a nominal amount of foreign revenues through its U.K. subsidiary.

Sales and Marketing

The Company’s sales team adds new restaurants to the network by emphasizing GrubHub’s low risk, high return proposition: providing more orders, without charging any upfront payments or subscription fees or requiring any discounts from a restaurant’s full price menus, and GrubHub only gets paid on orders it generates for them. Many of the leads for new restaurants are generated through the Company’s allmenus.com and MenuPages websites, which provide insights into which restaurants are popular with diners and are not yet on the network. The Company then contacts those restaurants either through the inside sales team, based in the Chicago office, or through the local, “feet-on-the-street” sales force. Once restaurants have joined the network, GrubHub representatives continue to work with them to maintain quality control and to increase their order volume. The sales team also focuses on adding new corporate program clients by emphasizing GrubHub’s value proposition: a wide variety of ordering options for employees and proprietary tools that provide rule-based ordering and consolidated reporting and invoicing for employers.

The Company believes that its online ordering platform, innovative products and excellent customer service are its best and most effective marketing tools, helping to generate strong word-of-mouth referrals, which have been the primary driver of the Company’s diner growth. The Company’s integrated marketing efforts are aimed at driving existing diners to engage more frequently with the platform and encouraging new diners to try the platform. The Company uses both online as well as offline advertising. The advertisements educate people about GrubHub in an amusing and sometimes irreverent way, generating awareness among potential diners and driving overall order growth.

Technology

The Company generally develops additional features for its platform in-house, focusing on quick release cycles and constant improvement. GrubHub’s web and mobile properties are either hosted by a third-party provider of hosting services or stored on secure remote servers and software networks through a public cloud provider. The third-party hosting service providers are located in Illinois, New York and Utah. The platform includes a variety of encryption, antivirus, firewall and patch-management technology to protect and maintain the systems and computers across the business. The Company relies on third-party off-the-shelf technology as well as internally developed and proprietary products and systems to ensure rapid, high-quality customer service, software development, website integration, updates and maintenance. The Company leverages off-the-shelf hardware and software platforms in order to build and customize its hardware-based products such as the OrderHub tablet, which is based on the Android operating system.

Customers

As of December 31, 2014, the Company served approximately 5.0 million Active Diners and over 30,000 restaurants. For the years ended December 31, 2014, 2013 and 2012, none of these Active Diners or restaurants accounted for 1% or more of the Company’s net revenues.

Competition

The Company primarily competes with the traditional offline ordering process used by the vast majority of restaurants and diners involving paper menus that restaurants distribute to diners, as well as advertising that restaurants place in local publications to attract diners. For diners, GrubHub competes with the traditional ordering process by aggregating restaurant and menu information in one place online so that it is easier and more convenient to find a desirable restaurant option and place a customized order without having to interact directly with the restaurants. For restaurants, the Company offers a more targeted marketing opportunity than the yellow pages, billboards or other local advertising mediums since diners typically access the Company’s platform when they are looking to place a takeout order, and GrubHub captures the transaction right when a diner has made a decision.

The Company’s online competition consists primarily of local service providers, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of larger chain restaurants that also offer takeout. Compared to other online platforms, GrubHub offers diners choices, whereas many online platforms offer only one brand and menu, particularly the chain restaurants. The Company also competes for diners with these online competitors on the basis of convenience, control and customer service. For restaurants, GrubHub competes with other online platforms based on its ability to generate additional orders as well as on reach, targeted scale and the ability to help them improve their operational efficiency, with product innovations like OrderHub and Boost, and diner experience.

Management believes the Company competes favorably based on these factors for both restaurants and diners. Although paper menus are still the Company’s biggest competition, based on available information regarding the number of diners and restaurants on the platform and the number of orders processed through the platform, management believes GrubHub is the largest online provider of takeout orders in the United States for independent restaurants.

Seasonality

The Company’s business is dependent on diner behavior patterns. In metropolitan markets, the Company generally experiences a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, the Company benefits from increased order volume in its campus markets when school is in session and experiences a decrease in order volume when school is not in session, during summer breaks and other vacation periods. Diner activity can also be impacted by colder or more inclement weather, which typically increases order volume, and warmer or sunny weather, which typically decreases order volume. Seasonality may cause fluctuations in the Company’s financial results on a quarterly basis.

Intellectual Property

The Company protects its intellectual property through a combination of trademarks, trade dress, domain name registrations, copyrights, trade secrets and patents applications, as well as contractual provisions and restrictions on access to and use of proprietary information.

As of December 31, 2014, the Company had nearly 40 trademarks registered in the United States, including: “GrubHub,” “happy eating,” “Seamless,” “OrderHub” and “Your food is here.” The Company has also filed other trademark applications in the United States and abroad and may pursue additional trademark registrations to the extent management believes it will be beneficial and cost-effective. In February of 2015, the Company also acquired 11 trademarks registered in the United States and Canada through the acquisitions of DiningIn and Restaurants on the Run, Inc. (“ROTR”).

As of December 31, 2014, the Company had five patents issued in the United States, three of which are scheduled to expire in 2020 and two of which are scheduled to expire in 2031, 16 patent applications pending in the United States and three patent applications pending in foreign countries, which seek to cover proprietary inventions relevant to the Company’s products and services. The Company may pursue additional patent protection to the extent management believes it will be beneficial and cost effective.

The Company is the registered holder of a variety of domestic and international domain names that include the terms “GrubHub,” “Seamless,” “Allmenus,” “MenuPages,” “DiningIn,” “ROTR" and certain other trademarks and similar variations of such terms.

In addition to the protection provided by the Company’s intellectual property rights, the Company enters into confidentiality agreements with its employees, consultants, contractors and business partners who are given access to confidential information. Further, employees and contractors who contribute to the development of material intellectual property on the Company’s behalf are also subject to invention assignment and/or license agreements, as appropriate. The Company further controls the use of its proprietary technology and intellectual property through its general websites and product-specific terms of use and policies.

Employees

As of February 27, 2015, the Company had approximately 1,090 full-time equivalent employees, including employees from recent acquisitions. None of the Company’s employees is represented by a labor union with respect to his or her employment with GrubHub.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC and are available free of charge on the Company’s website at investors.grubhub.com/investors/sec-filings at the same time as when the reports are available on the SEC’s website. The Company also maintains websites at www.grubhub.com and www.seamless.com. The contents of the websites referenced herein are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Emerging Growth Company Status

The Company qualifies as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, as amended (“Section 404”);
•

a requirement to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure;

•	reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements; and
•	an exemption from the requirement to seek non-binding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

The Company could remain an “emerging growth company” for up to five years following the completion of the IPO (which occurred on April 4, 2014), or until the earliest of (a) the last day of the first fiscal year in which annual gross revenues exceed $1 billion, (b) the date that the Company become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter, or (c) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this section and elsewhere in this Annual Report on Form 10-K, we discuss and analyze the results of operations and financial condition of the Company. In addition to historical information about the Company, we also make statements relating to the future called “forward-looking statements,” which are provided under the “safe harbor” of the U.S. Private Securities Litigation Act of 1995. Forward-looking statements involve substantial risks, known or unknown, and uncertainties that may cause actual results to differ materially from future results or outcomes expressed or implied by such forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “target” or “will” or the negative of these words or other similar terms or expressions that concern the Company’s expectations, strategy, plans or intentions.

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed elsewhere in this Annual Report on Form 10-K and in Part I. Item 1A, “Risk Factors”, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements.

While forward-looking statements are our best prediction at the time they are made, you should not rely on them. Forward-looking statements speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, you should consider forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly update or revise forward-looking statements, including those set forth in this Annual Report on Form 10-K, to reflect any new events, information, events or any change in conditions or circumstances unless required by law. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on 8-K and future Annual Reports on 10-K and our other filings with the SEC.

Item 1A.	Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

•	successfully expand our business in existing markets and enter new markets;
•	successfully provide restaurant delivery services in a cost-efficient manner;
•	adapt to rapidly evolving trends in the ways consumers and businesses interact with technology;
•	avoid interruptions or disruptions in our service;
•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;
•	hire, integrate and retain talented sales, customer service, technology and other personnel; and
•	effectively manage rapid growth in our personnel and operations.

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

We rely upon restaurants in our network, principally small and local independent businesses, and, to a lesser degree, our independent driver network, to provide quality food to our diners on a timely basis. If these restaurants or our independent delivery network experience difficulty servicing diner demand, producing quality food, providing timely delivery and good service or meeting our other requirements or standards, our reputation and brand could be damaged. In addition, if restaurants in our network were to cease operations, temporarily or permanently, face financial distress or other business disruption, or if our relationships with restaurants in our network deteriorate, we may not be able to provide diners with restaurant choices. This risk is more pronounced in markets where we have fewer restaurants. In addition, if we are unsuccessful in choosing or finding popular restaurants, if we fail to negotiate satisfactory pricing terms with them or if we ineffectively manage these relationships, it could harm our business and results of operations.

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

While our revenue has grown in recent periods, this growth rate may not be sustainable and we may not realize sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including insufficient growth in the number of restaurants and diners on our platform, increasing competition, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. In addition, as a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future, and this could cause the price of our common stock to decline.

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

Our performance is subject to economic conditions and their impact on levels of consumer spending. Some of the factors having an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Small businesses that do not have substantial resources, like virtually all of the restaurants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Also, because spending for food purchases from restaurants is generally considered to be discretionary, any decline in consumer spending may have a disproportionate effect on our business relative to those businesses that sell products or services considered to be necessities. If spending at many of the restaurants in our network declines, or if a significant number of these restaurants go out of business, diners may be less likely to use our service, which could harm our business and results of operations. In addition, significant adverse economic conditions could harm the businesses of our corporate customers, resulting in decreased use of our platform. Moreover, the majority of restaurants in our network are located in major metropolitan areas like New York City, Chicago and the San Francisco Bay Area. To the extent any one of these geographic areas experience any of the above-described conditions to a greater extent than other geographic areas, the harm to our business and results of operations could be exacerbated.

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

We face potential liability, expenses for legal claims and harm to our business relating to the nature of the takeout food business, including potential claims related to food offerings, delivery and quality. For example, third parties could assert legal claims against us in connection with personal injuries related to food poisoning or tampering or accidents caused by the delivery drivers of restaurants in our network or drivers in our delivery network. Alternatively, we could be subject to legal claims relating to the delivery of alcoholic beverages sold by restaurants on our network to underage diners.

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

In addition, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. For example, we could be subject to claims related to the content published on allmenus.com and MenuPages.com (“MenuPages”), which contain approximately 310,000 menus, based on the fact that we do not obtain prior permission from restaurants to include their menus.

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

As part of our business strategy, we have and we will continue to selectively explore acquisition opportunities of companies and technologies to strengthen our platform. For example, in February 2015, we completed the acquisitions of DiningIn and Restaurants on the Run. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	regulatory hurdles;
•	anticipated benefits may not materialize;
•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	transition of the acquired company’s users to our websites and mobile applications;
•	retention of employees from the acquired company;
•	assimilation, integration and maintenance of the acquired company’s business;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•	coordination of product development and sales and marketing functions;
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

For example, we are currently a defendant in a patent infringement suit filed by Ameranth, Inc. in which we are alleged to infringe on patents relating to online ordering software. See Part I, Item 3, “Legal Proceedings,” and Part II, Item 8, Note 8, “Commitments and Contingencies,” to the accompanying condensed consolidated financial statements in this Annual Report on Form 10-K for a further discussion of this litigation. This litigation could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable and, as a result of this litigation, we may be required to pay damages, an injunction may be entered against us, or a license or other right to continue to deliver an unmodified version of the service may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage restaurants and diners from using our products.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the listing requirements of the NYSE, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly, particularly after we cease to be an “emerging growth company,” as defined in the JOBS Act. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Our management team, including our CEO, has limited experience in managing publicly traded companies. Our management team and other personnel devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-

Oxley Act, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which would require us to incur additional expenses and harm our results of operations.

Risks Related to Ownership of Our Common Stock

A significant portion of our common stock is held by our existing executive officers, directors and holders of 5% or more of our outstanding common stock, whose interests may differ from yours.

As of February 27, 2015, our current executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 31% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of your investment. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Prior to our IPO, there had been no public market for our common stock. Shares of our common stock were sold in our IPO in April 2014 at a price of $26.00 per share, and our common stock has subsequently traded as high as $45.80. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the trading price of our common stock include the following:

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

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

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

Our certificate of incorporation and bylaws contain and Delaware law contains provisions, which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

The trading market for our common stock is influenced, to some extent, by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our Company or fail to publish reports on us regularly or if analysts elect not to provide research coverage of our common stock, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s principal executive offices are located at 111 W. Washington, Suite 2100, Chicago, Illinois 60602. As of December 31, 2014, the Company leased approximately 70,500 square feet of office space that houses the principal operations in Chicago, Illinois and approximately 28,700 square feet of office space in New York, New York. The Company believes these facilities are in good condition and sufficient for its current needs, but may need to seek additional or expanded facilities if the business continues to grow.

Item 3.	Legal Proceedings

In August 2011, Ameranth filed a patent infringement action against a number of defendants, including GrubHub Holdings Inc. in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). In September 2011, Ameranth amended its complaint in the ’1810 action to also accuse Seamless North America, LLC of patent infringement. Ameranth alleged that the GrubHub Holdings Inc. and Seamless North America, LLC ordering systems, products and services infringe claims 12 through 15 of U.S. Patent No. 6,384,850 (the “850 patent”) and claims 11 and 15 of U.S. Patent No. 6,871,325 (the “325 patent”).

In March 2012, Ameranth initiated eight additional actions for infringement of a third, related patent, U.S. Patent No. 8,146,077, (the “077 patent”) in the same forum, including separate actions against GrubHub Holdings Inc., Case No. 3:12-cv-739 (the “’739 action”), and Seamless North America, LLC, Case No. 3:12-cv-737 (the “’737 action”). In August 2012, the Court severed the claims against GrubHub Holdings Inc. and Seamless North America, LLC in the ’1810 action and consolidated them with the ’739 action and the ’737 action, respectively. Later, the Court consolidated these separate cases against GrubHub Holdings Inc. and Seamless North America, LLC, along with the approximately 40 other cases Ameranth filed in the same district, with the original ’1810 action. In their answers, GrubHub Holdings Inc. and Seamless North America, LLC denied infringement and interposed various defenses, including non-infringement, invalidity, unenforceability and inequitable conduct.

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

No trial date has been set for this case. Management believes this case lacks merit and that the Company has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, management is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of the counterclaims. The Company has not recorded an accrual related to this lawsuit as of December 31, 2014, as does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities.

Item 4:	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for GrubHub Inc.’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

The Company’s common stock began trading on the NYSE under the symbol “GRUB” on April 4, 2014. Before then, there was no public market for the Company’s common stock.

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low intraday sales prices of the Company’s common stock as reported by the NYSE:

	Intraday Sales Prices
	High	Low
Second Quarter (beginning April 4, 2014)	$40.80	$29.86
Third Quarter	45.80	30.62
Fourth Quarter	39.56	30.91

Holders

As of the close of business on February 27, 2015, there were approximately 161 shareholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

The Company made total cash distributions to common and preferred stockholders of $0.3 million, $1.9 million and $1.6 million in 2014, 2013 and 2012, respectively, but currently intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company’s board of directors, subject to applicable laws, and will depend on a number of factors, including the Company’s financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the board of directors may deem relevant.

Use of Proceeds and Issuer Purchases of Equity Securities

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended December 31, 2014.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the three months ended December 31, 2014.

Company Stock Performance Graph

The following graph shows a comparison of cumulative total return for the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index from April 4, 2014 (the date the Company’s common stock commenced trading on the NYSE) through December 31, 2014. The graph assumes that $100 was invested at market close on April 3, 2014 in each of the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The cumulative total returns for the NYSE Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of GrubHub Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

The selected financial data presented below reflects the results of operations and financial condition of (i) the Seamless Platform as of and for the years ended December 31, 2011 and 2012 (ii) the Seamless Platform from January 1, 2013 through the Merger Date and for both the Seamless Platform and the GrubHub Platform after the Merger Date and (iii) GrubHub Inc. for the year ended December 31, 2014 and as of December 31, 2013 and 2014. The share and per share amounts for all periods reflect the completion of the 1-for-2 reverse stock split, which was effected on April 2, 2014. The audited consolidated financial statements reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair presentation of the financial statements. The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and the related notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2014(a)	2013(b)	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$253,873	$137,143	$82,299	$60,611
Total costs and expenses	208,889	122,254	73,567	50,620
Income before provision for income taxes	44,984	14,889	8,732	9,991
Net income	24,263	6,747	7,919	15,211
Net income per share attributable to common stockholders:
Basic	$0.33	$0.14	$0.24	$0.48
Diluted	$0.30	$0.12	$0.19	$0.36
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$313,137	$86,542	$41,161	$3,383
Working capital(c)	242,024	29,568	3,837	(11,905)
Total assets	979,702	762,812	206,255	184,940
Redeemable common stock	—	18,415	—	—
Total stockholders’ equity	770,522	557,375	137,888	131,971
Other Financial Information:
Adjusted EBITDA(d)	$78,703	$38,134	$17,185	$14,827
Cash Flow Data:
Net cash provided by operating activities	$72,904	$40,819	$29,578	$32,094
Net cash provided by (used in) investing activities	(118,740)	6,245	10,303	(36,949)
Net cash provided by (used in) financing activities	161,332	(1,842)	(2,218)	7,321

Reflects results of acquired business from the relevant acquisition dates.

(a)	Includes the results of GrubHub Inc. for the entire period.
(b)	Includes results for the Seamless Platform through the Merger Date, and of GrubHub Inc., for the remainder of the period.
(c)	Working capital is calculated as current asset less current liabilities.
(d)

See the section titled “Non-GAAP Financial Measures” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Includes the following significant items:

For 2014: Net proceeds from the issuance of common stock in the IPO and the follow-on offering of $142.5 million and purchases of investments of $113.2 million.

For 2013: Acquired $13.3 million in cash from the Merger and incurred merger and restructuring costs of $4.8 million

For 2012: Net proceeds on note receivable from Aramark, a related party, of $16.0 million and contributions from members of $6.0 million,

For 2011: Contributions from members of $22.4 million, distributions to stockholders of $16.7 million, payments of $16.0 million for the issuance of a related party note receivable, payments of $12.2 million for the acquisition of Slick City Media, Inc., and a reversal of a deferred tax liability of $8.1 million associated with the sale of preferred stock to SLW Investors, LLC.

Key Business Metrics

To analyze the Company’s business performance, determine financial forecasts and help develop long-term strategic plans, management reviews the following key business metrics:

	Year Ended December 31,
	2014(a)	2013(b)	2012	2011
Key Business Metrics:
Active Diners(c)	5,029,000	3,421,000	986,000	689,000
Daily Average Grubs(d)	182,800	107,900	62,000	45,700
Gross Food Sales (in millions)(e)	$1,787.4	$1,014.9	$568.8	$412.20
(a)	Includes the results of GrubHub Inc. for the entire period.
(b)	Includes results for the Seamless Platform through the Merger Date, and of GrubHub Inc., for the remainder of the period.
(c)

Active Diners are the number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s platform. Active Diners from the GrubHub Platform are included from the Merger Date.

(d)	Daily Average Grubs are the number of revenue generating orders placed on the platform divided by the number of days for a given period.
(e)

Gross Food Sales are the total value of food, beverages, taxes, prepaid gratuities, and any delivery fees processed through the Company’s platform. All revenue generating orders placed on the platform are included, but only the commissions from the transaction are recognized as revenues, which are a percentage of the total Gross Food Sales for such transaction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) the Seamless Platform for the year ended December 31, 2012 and from January 1, 2013 through the Merger Date (ii) for both the GrubHub Platform and the Seamless Platform after the Merger Date through December 31, 2013 and (iii) GrubHub Inc. as of December 31, 2013 and as of and for the year ended December 31, 2014. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors”. This overview summarizes the MD&A, which includes the following sections:

•	Our Business –for a general description of our business, strategy, challenges and products and services see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
•	Significant Accounting Policies and Critical Estimates – a discussion of accounting policies that require critical judgments and estimates.
•

Operations Review – an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements, pro-forma results of operations and non-GAAP financial measures.

•

Liquidity and Capital Resources – an analysis of cash flows, contractual obligations and commitments, the impact of inflation, changes in interest rates and fluctuations in foreign currency and an overview of financial position.

Significant Accounting Policies and Critical Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe our most critical accounting policies and estimates relate to the following:

•	Revenue recognition
•	Website and software development costs
•	Recoverability of intangible assets with finite lives and other long-lived assets

•	Stock-based compensation
•	Goodwill
•	Income Taxes

For further information on all of our significant accounting policies discussed below, see Part II, Item 8, Note 2, “Summary of Significant Accounting Policies” of the accompanying notes to our consolidated financial statements in this Annual Report on Form 10-K.

Revenue Recognition

In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. We consider a signed agreement, a binding contract with the restaurant or other similar documentation reflecting the terms and conditions under which products or services will be provided to be persuasive evidence of an arrangement.

We generate revenues primarily when diners place an order on our platform. Restaurants pay us a commission, typically a percentage of the transaction, on orders that are processed through our platform. Most of our restaurants can choose their level of commission rate, at or above our base rates, to affect their relative priority in our sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. Commissions are generally based on a fixed percentage of the value of the order. Some restaurants on our platform pay a monthly system fee for better branding and more robust placement. Because we are acting as an agent of the merchant in the transaction, we recognize as revenues only our commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

Revenues from online and phone delivery orders are recognized when orders are placed to the restaurants. The amount of the revenue we record is based on the contractual arrangement with the related restaurant, and is adjusted for any cash credits, including incentive offers provided to restaurants and diners, related to the transaction. We also recognize as revenue any fees charged to the restaurant or diner for delivery services we provide. We record an amount representing the restaurant food liability for the net balance due the restaurant.

Website and Software Development Costs

The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in depreciation and amortization.

Recoverability of Intangible Assets with Finite Lives and Other Long-Lived Assets

We evaluate intangible assets and other long-lived assets for impairment whenever events or circumstances indicate they may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group.

Stock-Based Compensation

We measure compensation expense for all stock-based awards, including stock options and restricted stock units, at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.

We use the Black-Scholes option-pricing model to determine the fair value for stock option awards and recognize compensation expense on a straight-line basis over the awards’ vesting periods. Management has determined the Black-Scholes fair value of our stock option awards and related stock-based compensation expense with the assistance of third-party valuations. Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. In valuing our options, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives, including estimated forfeiture rates, of the options.

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, including the expected term and the price volatility of the underlying stock, which determine the fair value of stock-based awards. These assumptions include:

•	Risk-free rate. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date.
•

Expected dividend yields. Expected dividend yields are based on our historical dividend payments, which have been zero to date (excluding the preferred stock tax distributions made by Seamless Holdings).

•

Volatility. Because there was no public market for our shares prior to our IPO, we estimate volatility of our share price based on the published historical volatilities of comparable publicly-traded companies in our vertical markets.

•

Expected term. We estimate the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award, since, due to the limited period of time stock-based awards have been exercisable, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The term of the award is estimated using the simplified method as the awards granted are plain vanilla stock options.

•

Forfeiture rate. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least annually and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the years presented:

	2014	2013	2012
Weighted-average fair value options granted	$13.87	$3.97	$1.46
Average risk-free interest rate	1.97%	1.41%	0.87%
Expected stock price volatilities	50.3%	50.7%	54.8%
Dividend yield	None	None	None
Expected stock option life (years)	6.26	5.20	6.11

Prior to the IPO, we obtained periodic valuation analyses prepared by independent third-party valuation firms to assist us with the determination of the fair value of our common stock. The valuation firms utilized approaches and methodologies consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and information provided by our management, including historical and projected financial statements, prospects and risks, our performance, various corporate documents, capitalization, and economic and financial market conditions. The third-party valuation firms also utilized other economic, industry, and market information obtained from other resources considered reliable. The valuation analyses were reviewed by management and the board of directors in conjunction with share-based compensation grants. Management and our board of directors have considered these valuation analyses and other qualitative and quantitative factors to determine the best estimate of the fair value of our common stock at each stock option grant date. These factors included:

•	key employee hires and terminations;
•	seasonality of our business;
•	general market conditions in the technology and food order industries;
•	our operating performance and competitive position within the online food ordering industry;
•	achievement of enterprise milestones;
•	financial statement projections;
•	our cash burn rate;
•	our need for future financing rounds to fund operations;
•	market value of companies considered comparable to our Company; and
•	likelihood of achieving certain liquidity events, such as a sale or merger, given prevailing market conditions.

We obtained contemporaneous independent third-party valuations of our common stock as of May 31, 2012, October 26, 2012, March 1, 2013, August 15, 2013, September 30, 2013 and December 31, 2013. Given that option grants were completed periodically between the dates of the valuations prepared by the third-party valuation firms, the fair value of common stock has been interpolated on a monthly basis during these periods.

The valuation analyses employed market and income approaches to estimate our enterprise value and allocated our enterprise value among our various equity classes utilizing option pricing and probability-weighted expected return (“PWERM”) methods. The valuation analyses were based on contemporaneous information as of each respective valuation date.

Under the income approach, specifically the discounted cash flow (“DCF”) method, forecast cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on forecast financial information provided by our management and a terminal value for the residual period beyond the discrete forecast, which are discounted at our estimated weighted-average cost of capital to estimate our enterprise value.

Under the market approach there are three standard methodologies, the guideline public company method, the guideline transaction method, and subject company transaction method. The guideline public company method involves selecting publicly traded companies with similar financial and operating characteristics as our Company, and calculating valuation multiples based on the guideline public company’s financial information and market data. Based on the observed valuation multiples, an appropriate multiple was selected to apply to our financial statistics. The guideline transaction method involves selecting sale transactions of companies with similar financial and operating characteristics as our Company and calculating valuation multiples based on the acquisition price and the acquired company’s financial information. An appropriate multiple was selected to apply to our financial statistics. The same set of guideline public companies was utilized for both the common stock valuation and the expected volatility estimate for the valuation of the stock-based compensation awards. In August 2013, the set of guideline public companies was revised to reflect the size, growth and risk of the Company in connection with the Merger. Additionally, we determined it was more appropriate to compare the Company to other Internet service companies, instead of other Internet retail companies, given the Company’s focus on providing online and mobile food ordering services for restaurants and customers. The subject company transaction method involves the utilization of a company’s own relevant stock transactions, such as a preferred stock issuance, to calculate the enterprise value based on the transaction price of the stock.

After determining an estimate of the fair value of the enterprise, the valuation analyses allocated the enterprise value among the equity classes outstanding at each valuation date utilizing the option pricing method (“OPM”), specifically the Black-Scholes-Merton option pricing model. The OPM requires inputs for the exercise price, term, expected volatility and risk-free rate. The exercise prices were calculated based on the enterprise values at which the equity classes either begin or stop participating in the next incremental enterprise value, which were determined based on the liquidation preferences and conversion rights of each equity class. The term was the estimated time to a liquidity event, such as a sale or merger or IPO, which was determined based on information provided by our management and outside research. The expected volatility for the enterprise was estimated based on a historical analysis of publicly traded companies with similar financial and operating characteristics as our company and consideration of the relative differences between our company and the selected comparable companies, such as stage of development, earning margins, leverage, and other risk factors. The risk-free rates were based on U.S. treasury securities with terms to maturity consistent with the estimated time to a liquidity event.

The PWERM was utilized in the March 1, 2013, August 15, 2013, September 30, 2013 and December 31, 2013 valuation analyses, which was determined to be appropriate given the expectation of a liquidity event in the near-term (approximately zero to two years) and a more discrete distribution of likely liquidity events. Under the PWERM, the fair value of common stock is estimated based on likely liquidity event scenarios. For each identified liquidity scenario it is necessary to estimate the timing to liquidity event, future enterprise value, probability of occurrence, and risk-adjusted discount rate. The valuation analyses estimated the future enterprise values utilizing the guideline public company method and guideline transaction method and information provided by our management. The timing to each liquidity event and the probability of occurrence were estimated based on information provided by our management and outside research. The risk-adjusted discount rates were estimated based on market data and outside research of required rates of return for companies at a similar stage of development and risk factors. The future enterprise values under each scenario were allocated to the various equity classes based on the liquidation preferences and conversion rights of each equity class. The future values for each equity class under each scenario were discounted to a present value at the selected risk-adjusted discount rate. The present values under each scenario were probability-weighted to determine the value of common stock before applicable discounts.

After obtaining the value allocated to the common stock under either the OPM or PWERM, several discounts were considered to adjust for the fact that a share of common stock is a minority, non-marketable interest. The discounts are determined based on qualitative and quantitative analyses.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that consider a number of factors, including valuations performed by third-party appraisers. We assess the impairment of goodwill at least annually and also whenever events or changes in circumstances indicate that goodwill may be impaired. Absent any special circumstances that could require an interim test, we have elected to test for goodwill impairment as of September 30th of each year.

We test for impairment using a two-step process. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any, by comparing the implied fair value of goodwill to the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. We have determined that we have one reporting unit in testing goodwill for impairment.

Management determined the fair value of the Company as of September 30, 2014 by using a market-based approach that utilized our market capitalization, as adjusted for factors such as a control premium. After consideration of our market capitalization, business growth and other factors, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount at September 30, 2014 and that further analysis was not required.

Additionally, as part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended December 31, 2014 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2014 impairment analysis, could be impacted by changes in market conditions and economic events. Since September 30, 2014, the fair market value of our stock has increased. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of December 31, 2014, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill. As of December 31, 2014, the Company had $352.8 million in goodwill.

Income Taxes

The provision (benefit) for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. We record a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. As of December 31, 2014 and 2013, a valuation allowance of $0.9 million was recorded on our consolidated balance sheets.

We utilize a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

We believe that it is more likely than not that forecasted income, including future reversals of existing taxable temporary differences, will be sufficient to fully recover the net deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, we will adjust the valuation allowance with the adjustment recognized as expense in the period in which such determination is made.  The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties and complex tax laws. In addition, our tax returns are subject to audit by various U.S. and foreign tax authorities. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial position and results of operations.

Deferred U.S. income taxes and foreign taxes are not provided on the accumulated earnings of our U.K. subsidiary as we intend to permanently reinvest those earnings in the future operations in that country. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiary. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes in these judgments and the need to record additional tax liabilities. We estimate the potential additional tax liability that would result from the complete repatriation of accumulated earnings to be approximately $1.9 million as of December 31, 2014.

Operations Review

Executive Overview

Compared to 2013, our revenues increased by $116.7 million, or 85%, to $253.9 million for the year ended December 31, 2014. The increase was related to the inclusion of results from the GrubHub Platform after the Merger Date and significant organic growth in Active Diners, which increased from 3.4 million as of December 31, 2013 to 5.0 million at the end of December 31, 2014, driving an increase in Daily Average Grubs to 182,800 during the year ended December 31, 2014 from 107,900 Daily Average Grubs during the same period in 2013. We processed $1,787.4 million in Gross Food Sales in 2014, a 76% increase from the $1,014.9 million in Gross Food Sales processed in 2013. The growth in Active Diners and Daily Average Grubs unrelated to the Merger was due primarily to marketing efforts, investments in our platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the year ended December 31, 2014 due to the implementation of a new feature on the Seamless Platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on the commission rate they choose.

Net income increased by $17.5 million to $24.3 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily related to the increase in revenues described above and lower legal and professional fees for expenses incurred in 2013 related to the Merger, partially offset by an increase in operating expenses due to the inclusion of results from the GrubHub Platform and additional order volume as well as higher income tax expense.

On April 4, 2014, we completed our IPO in which we issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. We received net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. These expenses were recorded against the proceeds received from the IPO.

On September 3, 2014, we completed a follow-on offering in which we issued and sold 1,250,000 shares of common stock at a public offering price of $40.25 per share. We received net proceeds of $47.6 million after deducting underwriting discounts and commissions of $1.9 million and other offering expenses of approximately $0.8 million. These expenses were recorded against the proceeds received from the follow-on offering.

Key Business Metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the following key business metrics:

Active Diners.

We count Active Diners as the number of unique diner accounts from which an order has been placed in the past twelve months through our platform. We began including Active Diners from the GrubHub Platform as of the Merger Date. Diner accounts from which an order has been placed on one of our websites or one of our mobile applications are included in our Active Diner metrics. Active Diners is an important metric for us because the number of diners using our platform is a key revenue driver and a valuable measure of the size of our engaged diner community. Some of our diners could have more than one account if they were to set up multiple accounts using a different e-mail address for each account. As a result, it is possible that our Active Diners metric may count certain diners more than once during any given period.

Daily Average Grubs.

We count Daily Average Grubs as the number of revenue generating orders placed on our platform divided by the number of days for a given period. Daily Average Grubs is an important metric for us because the number of orders processed on our platform is a key revenue driver and, in conjunction with the number of Active Diners, a valuable measure of diner activity on our platform for a given period.

Gross Food Sales.

We calculate Gross Food Sales as the total value of food, beverages, taxes, prepaid gratuities, and any delivery fees processed through our platform. We include all revenue generating orders placed on our platform. Gross Food Sales is an important metric for us because the total volume of food sales transacted through our platform is a key revenue driver. Because we act as an agent of the merchant in the transaction, we recognize as revenues only our commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

Our key business metrics are as follows for the periods presented:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Active Diners	5,029,000	3,421,000	47%	3,421,000	986,000	247%
Daily Average Grubs	182,800	107,900	69%	107,900	62,000	74%
Gross Food Sales (in millions)	$1,787.4	$1,014.9	76%	$1,014.9	$568.8	78%

We experienced significant growth across all of our key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the periods presented. Growth in all metrics was attributable to a combination of the impact of the Merger and organic growth.

The Merger significantly increased each of the Company’s key business metrics. In addition to the figures in the table above, from January 1, 2013 through the Merger Date, the GrubHub Platform had 37,000 Daily Average Grubs and generated $270.9 million in Gross Food Sales. The GrubHub Platform also had 1.7 million Active Diners at the Merger Date.

Organic growth was largely due to increased product and brand awareness by diners primarily as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and an increase in the use of our mobile applications, which allow diners to order takeout through our platform using their mobile devices.

Basis of Presentation

Revenues

We generate revenues primarily when diners place an order on our platform. Restaurants pay us a commission, typically a percentage of the transaction on orders that are processed through our platform. Most of the restaurants on our platform can choose their level of commission rate, at or above the minimum rate, to affect their relative priority in our sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. For most orders, diners use a credit card to pay us for their meal when the order is placed. For these transactions, we collect the total amount of the order from the diner and remit the net proceeds to the restaurant less commission. We generally accumulate funds and remit the net proceeds to the restaurants on at least a monthly basis. We also deduct commissions for other transactions that go through our platform, such as cash transactions for restaurants in our network, from the aggregate proceeds received.

We periodically provide incentive offers to restaurants and diners to use our platform. These promotions are generally cash credits to be applied against purchases. These incentive offers are recorded as reductions in revenues, generally on the date the corresponding revenue is recorded.

We generate a small amount of revenues directly from companies that participate in our corporate ordering program and by selling advertising on our allmenus.com and MenuPages websites to third parties. We do not anticipate that corporate fees or advertising will generate a significant portion of our revenues in the foreseeable future.

Costs and Expenses

Sales and Marketing

Sales and marketing expenses consist of salaries, commissions, benefits, stock-based compensation expense and bonuses for restaurant sales, restaurant sales support and marketing employees and payments to contractors. Sales and marketing expenses also contain advertising expenses including search engine marketing, television, online display, media and other programs and facilities costs allocated on a headcount basis.

Operations and Support

Operations and support expenses consist of salaries and benefits, stock-based compensation expense and bonuses for salaried employees and payments to contractors engaged in customer service, operations and restaurant delivery services. Operations and support expenses also include payment processing costs for diner orders, costs of uploading and maintaining restaurant menu content, communications costs related to orders and facilities costs allocated on a headcount basis.

Technology (exclusive of amortization)

Technology (exclusive of amortization) expenses consist of salaries and benefits, stock-based compensation expense and bonuses for salaried employees and payments to contractors engaged in the design, development, maintenance and testing of our platform, including our websites, mobile applications and other products. Technology expenses also include facilities costs allocated on a headcount basis but do not include amortization of capitalized website and software development costs.

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

Provision for Income Taxes

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenues:

	Year Ended December 31,
	2014		2013		2012
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Revenues	$253,873	100%	$137,143	100%	$82,299	100%
Costs and expenses:
Sales and marketing	66,201	26%	37,347	27%	26,892	33%
Operations and support	62,509	25%	34,173	25%	18,165	22%
Technology (exclusive of amortization)	25,185	10%	15,357	11%	10,172	12%
General and administrative	32,307	13%	21,907	16%	12,249	15%
Depreciation and amortization	22,687	9%	13,470	10%	6,089	7%
Total costs and expenses(a)	208,889	82%	122,254	89%	73,567	89%
Income before provision for income taxes	44,984	18%	14,889	11%	8,732	11%
Provision for income taxes	20,721	8%	8,142	6%	813	1%
Net income	24,263	10%	6,747	5%	7,919	10%
Preferred stock tax distributions	(320)	—%	(1,073)	(1%)	(402)	(0%)
Net income attributable to common stockholders	$23,943	9%	$5,674	4%	$7,517	9%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$78,703	31%	$38,134	28%	$17,185	21%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA” below.

__________________________________________

Revenues

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(in thousands, except percentages)
Revenues	$253,873	$137,143	85%	$137,143	$82,299	67%

2014 compared to 2013

Revenues increased by $116.7 million, or 85%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily related to the inclusion of results from the GrubHub Platform after the Merger Date and growth in Active Diners, which increased from 3.4 million as of December 31, 2013 to 5.0 million at the end of December 31, 2014, driving an increase in Daily Average Grubs to 182,800 during the year ended December 31, 2014 from 107,900 Daily Average Grubs during the year ended December 31, 2013. For the year ended December 31, 2013, there were approximately 37,000 Daily Average Grubs through the Merger Date on the GrubHub Platform that would have been included had the Merger been completed as of January 1, 2013. The growth in Active Diners and Daily Average Grubs unrelated to the Merger was due primarily to marketing efforts, investments in our platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the year ended December 31, 2014 due to the implementation of a new feature on the Seamless platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on the commission rate they choose.

2013 compared to 2012

Revenues increased by $54.8 million, or 67%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily related to the growth in Active Diners, which increased from 1.0 million as of December 31, 2012 to 3.4 million at the end of December 31, 2013, and the inclusion of results from the GrubHub Platform after the Merger Date, driving an increase in Daily Average Grubs to 107,900 during the year ended December 31, 2013 from 62,000 Daily Average Grubs during the same period in 2012. The inclusion of results from the GrubHub Platform following the Merger Date resulted in $26.3 million of the increase in revenues and 1.9 million of the increase in Active Diners. We believe the growth in Active Diners and Daily Average Grubs unrelated to the Merger was due to our marketing efforts, investments in our platform to drive more orders and organic growth from word-of-mouth referrals.

Sales and Marketing

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(in thousands, except percentages)
Sales and marketing	$66,201	$37,347	77%	$37,347	$26,892	39%
Percentage of revenues	26%	27%		27%	33%

2014 compared to 2013

Sales and marketing expense increased by $28.9 million, or 77%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributable to an increase in the size of our advertising campaigns, particularly in television, the inclusion of results from the GrubHub Platform following the Merger Date and growth in our sales and marketing teams. For the year ended December 31, 2014 compared to the year ended December 31, 2013, advertising spending increased by $20.9 million primarily as a result of an increase in our advertising efforts as well as the inclusion of advertising spending for the GrubHub Platform. The average number of marketing and sales personnel during the same period increased by  61% and 57%, respectively, primarily as a result of the inclusion of sales and marketing personnel from the GrubHub Platform for the full year in 2014.

2013 compared to 2012

Sales and marketing expenses increased by $10.5 million, or 39%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily attributable to the inclusion of results from the GrubHub Platform following the Merger Date and growth in our sales and marketing teams. From the year ended December 31, 2012 to the year ended December 31, 2013, advertising spending increased a total of $4.9 million, of which $5.8 million was from the inclusion of advertising spending from the GrubHub Platform partially offset by a $0.9 million decrease in advertising spent on the Seamless Platform. During the same period, the number of sales personnel increased by 176%, with 94% of the total increase coming from the addition of sales personnel from the GrubHub Platform, and the number of marketing personnel increased by 110%, with 87% of the total increase coming from the addition of marketing personnel from the GrubHub Platform.

Operations and Support

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(in thousands, except percentages)
Operations and support	$62,509	$34,173	83%	$34,173	$18,165	88%
Percentage of revenues	25%	25%		25%	22%

2014 compared to 2013

Operations and support expense increased by $28.3 million, or 83%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily attributable to an increase in payment processing costs related to orders, the inclusion of results from the GrubHub Platform following the Merger Date and growth in our customer service teams. In addition to the amounts in the table above, from January 1, 2013 through the Merger Date, operations and support expense for the GrubHub Platform was $11.5 million, which would have been included here had the Merger been completed as of January 1, 2013. Payment processing costs increased $13.0 million, or 70%, for the year ended December 31, 2014 compared to the same period in 2013 due to the 76% growth in Gross Food Sales. During the same period, the average number of our customer service personnel increased by 91% primarily as a result of the inclusion of operations and support personnel from the GrubHub Platform for the full year in 2014 as well as growth to support the increase in orders.

2013 compared to 2012

 Operations and support expenses increased by $16.0 million, or 88%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily attributable to the growth in payment processing costs, headcount and related expense and the inclusion of results from the GrubHub Platform following the Merger Date. Payment processing costs increased $9.0 million, or 93%, for the year ended December 31, 2013 to support the 78% growth in Gross Food Sales. Approximately 38% of the growth in Gross Food Sales was a result of the inclusion of results from the GrubHub Platform following the Merger Date. During the year ended December 31, 2013, headcount and related expenses increased $3.8 million due to the inclusion of operations and support personnel from the GrubHub Platform and $1.3 million as a result of the 29% growth in operations and support personnel on the Seamless Platform.

Technology (exclusive of amortization)

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(in thousands, except percentages)
Technology (exclusive of amortization)	$25,185	$15,357	64%	$15,357	$10,172	51%
Percentage of revenues	10%	11%		11%	12%

2014 compared to 2013

Technology expense increased by $9.8 million, or 64%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributable to growth in our technology team, the inclusion of technology expense from the GrubHub Platform following the Merger Date and higher stock-based compensation expense. During the year ended December 31, 2014, the average number of our technology personnel increased by 71% compared to the year ended December 31, 2013, primarily due to the inclusion of technology personnel from the GrubHub Platform for the full year in 2014 as well as growth to support the development of the Seamless and GrubHub platforms, including our websites, mobile applications and other products.

2013 compared to 2012

Technology expenses increased by $5.2 million, or 51%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily attributable to the inclusion of technology expenses from the GrubHub Platform following the Merger Date of $3.3 million and an increase in headcount and related expenses of $1.9 million as we invested in technology personnel to expand our product offering, and technology-related infrastructure.

General and Administrative

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(in thousands, except percentages)
General and administrative	$32,307	$21,907	47%	$21,907	$12,249	79%
Percentage of revenues	13%	16%		16%	15%

2014 compared to 2013

General and administrative expense increased by $10.4 million, or 47%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributable to the inclusion of general and administrative expenses from the GrubHub Platform following the Merger Date, higher stock-based compensation expense, costs associated with being a public company, restructuring expenses and an increase in other miscellaneous expenses required to support growth in our business, partially offset by lower legal and professional fees for expenses due to the Merger being completed in 2013 and lower employee vacation expense due to a change in our vacation policy.

2013 compared to 2012

General and administrative expenses increased by $9.7 million, or 79%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily attributable to the inclusion of general and administrative expenses from the GrubHub Platform following the Merger Date of $5.3 million and legal and professional fees of $4.7 million related to the Merger.

Depreciation and Amortization

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(in thousands, except percentages)
Depreciation and amortization	$22,687	$13,470	68%	$13,470	$6,089	121%
Percentage of revenues	9%	10%		10%	7%

2014 compared to 2013

Depreciation and amortization expense increased by $9.2 million, or 68%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributable to the increase in amortization expense of intangible assets acquired in the Merger of $7.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, and increased investment in infrastructure to support our growing business.

2013 compared to 2012

Depreciation and amortization expenses increased by $7.4 million, or 121%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily attributable to amortization of intangible assets resulting from the

Merger, which was $4.7 million for the year ended December 31, 2013, and increased investment in infrastructure to support our growing business.

Provision for Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(in thousands, except percentages)
Provision for income taxes	$20,721	$8,142	*	$8,142	$813	*
Effective income tax rate	46%	55%		55%	9%
*	Not meaningful

_________________________________________________________________________________________

2014 compared to 2013

Income tax expense increased by $12.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributable to the increase in income before provision for income taxes due to the factors described above. In addition, we recognized a $2.0 million increase in our deferred tax liabilities recorded in the second quarter of 2014 as a result of a change in state tax law and a net benefit of $0.4 million as a result of the reorganization of the Company’s U.S. legal and tax structure in the fourth quarter of 2014.

2013 compared to 2012

Income tax expense increased by $7.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was attributable to the creation of Seamless Holdings, which was taxed as a C-Corporation effective October 28, 2012 for federal and state income tax purposes. Prior to October 28, 2012, the sole legal entity was a limited liability company, which was considered a flow-through entity for both federal and the majority of state income taxes.

Restructuring

On November 20, 2013, we announced plans to close our Sandy, Utah office location in 2014.  During the year ended December 31, 2014, total restructuring costs associated with the office closing were approximately $1.3 million, including lease termination costs of $0.5 million and payroll related expense for the service vesting requirements for identified employees who worked for various periods beyond the communication date. The office facility was closed on November 30, 2014, however, a limited number of employees worked until January 2, 2015. We recognized restructuring expense in general and administrative expense in the consolidated statements of operations. We expect to pay the remaining severance and payroll related benefits of $0.7 million due to terminated employees as of December 31, 2014 in the first quarter of 2015. We do not expect to incur any additional restructuring expense related to the Sandy, Utah facility closure.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net income adjusted to exclude merger, acquisition and restructuring costs, income taxes, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is an important measure upon which management assesses the Company’s operating performance. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of acquisitions and restructuring, the impact of depreciation and amortization expense on the Company’s fixed assets and the impact of stock-based compensation expense. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes and in evaluating business opportunities. In addition, management believes Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in the industry as a measure of financial performance and debt-service capabilities.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures for capital equipment or other contractual commitments;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and
•	other companies, including companies in the same industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future the Company will incur expenses similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as indicating that our future results will be unaffected by these expenses or by any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and other GAAP results.

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$24,263	$6,747	$7,919
Income taxes	20,721	8,142	813
Depreciation and amortization	22,687	13,470	6,089
EBITDA	67,671	28,359	14,821
Merger, acquisition and restructuring costs(a)	1,639	4,842	—
Stock-based compensation	9,393	4,933	2,364
Adjusted EBITDA	$78,703	$38,134	$17,185

(a)    Merger, acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the Merger, acquisitions and restructuring initiatives.

______________________________________________________

PRO FORMA FINANCIAL INFORMATION

On August 8, 2013, GrubHub Inc. acquired all of the equity interests of each of Seamless North America, Seamless Holdings and GrubHub Holdings, pursuant to the Reorganization Agreement.

For purposes of the Unaudited Pro Forma Statement of Operations for the year ended December 31, 2013, we assumed that the Merger occurred on January 1, 2013. As a result, the Unaudited Pro Forma Consolidated Statement of Operations was derived from:

•	the unaudited historical statement of operations of Seamless Holdings (Acquirer) for the year ended December 31, 2013; and
•	the unaudited historical statement of operations of GrubHub Holdings (Acquiree) for the period from January 1, 2013 through August 8, 2013.

The Unaudited Pro Forma Consolidated Statement of Operations is presented for illustration purposes only and does not necessarily indicate the results of operations that would have been achieved if the Merger had occurred at the beginning of the year of acquisition, nor is it indicative of future results of operations.

The Unaudited Pro Forma Consolidated Statement of Operations should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

GrubHub Inc. Basic and Diluted earnings per share:

Basic: The weighted-average number of shares outstanding used to calculate basic earnings per share in the Unaudited Pro Forma Consolidated Statements of Operations does not account for the automatic conversion of preferred stock into shares of common stock that occurred immediately prior to the IPO.

Diluted: Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options using the treasury stock method and common stock issuable upon conversion of the Series A Preferred Stock.

Pro Forma Basic and Diluted earnings per share:

Basic: The weighted-average number of shares outstanding used to calculate the pro forma basic earnings per share in the Unaudited Pro Forma Consolidated Statements of Operations reflects the common stock issued at the time of the Merger as if the common stock had been issued as of January 1, 2013.

Diluted: Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options using the treasury stock method and common stock issuable upon conversion of the Series A Preferred Stock.

The Unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 2013 and the results of operations for year ended December 31, 2014 were as follows:

	Year Ended December 31, 2013
	GrubHub Inc.	GrubHub Holdings from January 1, 2013 through August 8, 2013	Acquisition Adjustments	Pro Forma	Year Ended December 31, 2014
	(in thousands, except per share data)
Revenues	$137,143	$32,943	$—	$170,086	$253,873
Sales and marketing	37,347	10,948	540	48,835	66,201
Operations and support	34,173	11,466	491	46,130	62,509
Technology (exclusive of amortization)	15,357	3,794	306	19,457	25,185
General and administrative	21,907	10,495	(7,471)	24,931	32,307
Depreciation and amortization	13,470	1,536	6,475	21,481	22,687
Total operating expenses	122,254	38,239	341	160,834	208,889
Income (loss) before provision for income taxes	14,889	(5,296)	(341)	9,252	44,984
Provision (benefit) for income taxes	8,142	—	(3,050)	5,092	20,721
Net income (loss)	6,747	(5,296)	2,709	4,160	24,263
Preferred stock tax distributions	(1,073)	—	—	(1,073)	(320)
Net income (loss) attributable to common stockholders	$5,674	$(5,296)	$2,709	$3,087	$23,943
Net income per share attributable to common stockholders
Basic	$0.14			$0.06	$0.33
Diluted	$0.12			$0.06	$0.30
Weighted-average number of shares outstanding:
Basic	40,681			54,774	73,571
Diluted	56,645			75,634	81,698

Acquisition Adjustments

Amortization

The pro forma adjustments reflect the additional amortization that would have been recognized for the acquired intangible assets for the year ended December 31, 2013 had the acquisition occurred on January 1, 2013.

	Useful Life	January 1, 2013 through August 8, 2013
		(in thousands)
Developed technology	3 years	$1,038
Customer list	16.4 years	6,171
Total pro forma impact		7,209
Less amounts already recorded		(734)
Amortization adjustment		$6,475

Replacement stock option awards

In connection with the Merger, the Company was required to replace the GrubHub Platform stock-based payment awards. The fair value of the replacement options for services performed after the Merger was recognized as compensation cost. The pro forma adjustments reflect an adjustment of $3.0 million for the period from January 1, 2013 through the Merger Date had the Merger occurred on January 1, 2013.

Transaction costs

The pro forma adjustments reflect the elimination of the transaction costs of $9.1 million incurred in connection with the Merger for the year ended December 31, 2013 including $4.7 million of transaction costs at GrubHub Inc. for the year ended December 31, 2013 and $4.4 million of transaction costs at GrubHub Holdings for the year ended December 31, 2013.

Income taxes

The pro forma adjustments reflect the estimated income tax benefit of $3.0 million that would have been recognized for the year ended December 31, 2013, respectively, had the acquisition occurred on January 1, 2013. The pro forma tax benefit was determined by using the Company’s historical effective tax rate.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $201.8 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $111.3 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. Our primary source of liquidity is cash flows from operations and proceeds from public financings.

In April of 2014, we completed the IPO in which we issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. We received net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. In September of 2014, we completed a follow-on offering in which we issued and sold 1,250,000 shares of common stock at a public offering price of $40.25 per share. We received net proceeds of $47.6 million after deducting underwriting discounts and commissions of $1.9 million and other offering expenses of approximately $0.8 million. The underwriting discounts and commissions and other offering expenses were recorded against the proceeds received from the IPO and the follow-on offering. The net proceeds from the IPO and the follow-on offering were invested in non-interest bearing accounts, short-term interest-bearing obligations and investment-grade investments.

As of December 31, 2014, cash and cash equivalents of $201.8 million included $4.6 million held in the accounts of our U.K. subsidiary. We have not provided U.S. income tax on the accumulated earnings of approximately $6.6 million of our U.K. subsidiary, Seamless Europe, Ltd., as we intend to permanently reinvest those undistributed earnings into future operations in that country. We estimate the potential additional U.S. tax liabilities that would result from the complete repatriation of those accumulated earnings to be approximately $1.9 million.

Amounts deposited with third-party financial institutions exceed Federal Deposit Insurance Corporation and Securities Investor Protection insurance limits, as applicable. These cash, cash equivalents and short term investments balances could be affected if the underlying financial institutions fail or if there are other adverse conditions in the financial markets. We have not experienced any loss or lack of access to our invested cash, cash equivalents or short term investments; however, such access could be adversely impacted by conditions in the financial markets in the future.

We believe that our existing cash, cash equivalents and short term investments will be sufficient to meet our working capital requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than currently expected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. If we are unable to obtain needed additional funds, we will have to reduce operating costs, which could impair our growth prospects and could otherwise negatively impact our business.

Seasonal fluctuations in our business may also affect the timing of cash flows. In metropolitan markets, we generally experience a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, we benefit from increased order volume in our campus markets when school is in session and experience a decrease in order volume when school is not in session, during summer breaks and other vacation periods. Diner activity can also be impacted by colder or more inclement weather, which typically increases order volume, and warmer or sunny weather, which typically decreases order volume. These changes in diner activity and order volume have a direct impact on operating cash flows. While we expect this seasonal cash flow pattern to continue, changes in our business model could affect the timing or seasonal nature of our cash flows.

The following table sets forth certain cash flow information for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$72,904	$40,819	$29,578
Net cash provided by (used in) investing activities	(118,740)	6,245	10,303
Net cash provided by (used in) financing activities	161,332	(1,842)	(2,218)

Cash Flows Provided by Operating Activities

For the year ended December 31, 2014, net cash provided by operating activities was $72.9 million compared to $40.8 million for the same period in 2013. The increase in cash flows from operations was driven primarily by an increase in net income of $17.5 million, $9.2 million related to higher depreciation and amortization, an increase of $4.5 million related to stock-based compensation and an increase in non-cash expenses including changes in deferred taxes of $2.9 million. In addition, during the years ended December 31, 2014 and 2013, significant changes in our operating assets and liabilities resulted from the following:

•

an increase in restaurant food liability of $13.4 million due the timing of orders and related payments at quarter-end for the year ended December 31, 2014 compared to an increase of $26.5 million for the year ended December 31, 2013; and

•

an increase in accounts receivable of $7.4 million due to an increase in amounts owed by our payment processors for prepaid orders placed through our platform along with amounts owed by customers of our corporate ordering program for the year ended December 31, 2014 compared to an increase of $8.3 million for the year ended December 31, 2013;

•

an increase in accrued expenses of $7.3 million primarily related to an increase in accrued payroll, reserves for uncertain tax positions, accrued restructuring expense, accrued advertising costs and other miscellaneous expenses during the year ended December 31, 2014 compared to a decrease of $3.9 million for the year ended December 31, 2013.

For the year ended December 31, 2013, net cash provided by operating activities was $40.8 million, driven primarily by net income of $6.7 million, non-cash expenses of $13.5 million related to depreciation and amortization and $4.9 million related to stock-based compensation. In addition, during the year ended December 31, 2013, significant changes in our operating assets and liabilities resulted from an increase in our accounts receivable of $8.3 million due to an increase in amounts owed from our payment processors for prepaid orders placed through our platform along with amounts owed from customers of our corporate ordering program, an increase in restaurant food liability of $26.5 million due to an increase in overall Gross Food Sales processed through our platform and a decrease in accrued expenses of $2.2 million relating primarily to payments made on assumed merger liabilities, such as legal and accounting costs, related to the Merger.

For the year ended December 31, 2012, cash provided by operating activities was $29.6 million, primarily resulting from our net income of $7.9 million, non-cash expenses of $6.1 million related to depreciation and amortization and $2.4 million related to stock-based compensation. In addition, significant changes in our operating assets and liabilities resulted from an increase in restaurant food liability of $12.9 million due to an increase in overall Gross Food Sales processed through our platform.

Cash Flows Provided by (Used in) Investing Activities

Our primary investing activities during the periods presented included purchases of investments, net proceeds from a related party note receivable, cash acquired in the Merger, the purchase of property and equipment to support increased headcount and website and internal-use software development.

For the year ended December 31, 2014, net cash used in investing activities was $118.7 million compared to net cash provided by investing activities of $6.2 million in 2013. The increase in net cash used in investing activities was primarily due to the purchases of investments of $113.2 million during the year ended December 31, 2014 and cash acquired in the Merger of $13.3 million during the year ended December 31, 2013.

For the year ended December 31, 2013, net cash provided by investing activities was $6.2 million. This was the result of $13.3 million of cash acquired upon the Merger, partially offset by the purchase of property and equipment and capitalized website development costs of $7.0 million.

For the year ended December 31, 2012, net cash provided by investing activities was $10.3 million. This was primarily the result of the proceeds received from a $42.4 million related-party note receivable, partially offset by the previous issuance of $26.4 million of the note during 2012. In addition, we used $5.7 million for the purchase of property and equipment and capitalized website development costs.

Cash Flows Provided by (Used in) Financing Activities

Our financing activities during the periods presented consisted primarily of net proceeds from the issuance of common stock in the IPO and the follow-on offering, the excess tax benefit related to stock-based compensation and proceeds from the exercise of stock options.

For the year ended December 31, 2014, net cash provided by financing activities was $161.3 million compared to net cash used in financing activities of $1.8 million for the year ended December 31, 2013. The increase in cash provided by financing activities during the year ended December 31, 2014 as compared to 2013 primarily resulted from net proceeds from the issuance of common stock in the IPO of $94.9 million and net proceeds from the issuance of common stock in the follow-on offering of $47.6 million, a $13.0 million excess tax benefit related to stock-based compensation and a $6.9 million increase in proceeds from the exercise of stock options.

For the year ended December 31, 2013, cash used in financing activities was $1.8 million, which primarily resulted from a $1.9 million dividend payment to stockholders.

For the year ended December 31, 2012, cash used in financing activities was $2.2 million, which primarily consisted of a $6.0 million contribution by Aramark to us, partially offset by a decrease in checks issued in excess of book balances of $3.9 million.

Contractual Obligations and Other Commitments

 We have offices located in Chicago, Illinois and New York, New York with various lease terms through June of 2022. The office lease for our headquarters in Chicago, Illinois expires in 2017. The terms of the lease agreements provide for rental payments that increase on an annual basis. We recognize rent expense on a straight-line basis over the lease period. We do not have any debt or material capital lease obligations and all of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties.

 Our future minimum payments under non-cancelable operating leases for equipment and office facilities were as follows as of December 31, 2014:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$3,646	$6,421	$3,499	$4,374	$17,940

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We have also accrued restructuring-related severance payments (see Part II, Item 8, Note 8, “Commitments and Contingencies” in this Annual Report on Form 10-K) and management bonuses as of December 31, 2014, included in other accruals, current and accrued payroll on the consolidated balance sheets, respectively, which are expected to be paid in the first quarter of 2015.

Acquisitions

On February 4, 2015 and February 27, 2015, we completed the acquisitions of restaurant delivery service providers, DiningIn and Restaurants on the Run, Inc., respectively. Aggregate consideration for the two acquisitions was a total of approximately $55.5 million in cash and 407,812 shares of our common stock, or an estimated total transaction value of approximately $71.5 million, net of cash acquired of $0.8 million, based on our closing share price on the respective closing dates.

On August 8, 2013, we acquired all of the equity interests of each of Seamless North America, Seamless Holdings and GrubHub Holdings pursuant to the Reorganization Agreement.

The fair value of the equity issued in connection with the Merger was approximately $421.5 million. The value of the equity was determined using the estimated fair value of GrubHub Holdings’ stock on the Merger Date based on a valuation of GrubHub Holdings, conducted by management. The $421.5 million included approximately $11.0 million, which represented the fair value of the replacement awards that were attributed to the pre-combination service period for GrubHub Holdings option holders. Post-combination expense of $12.5 million is expected to be recognized post-Merger, which represents the unrecognized compensation expense related to GrubHub Holdings stock options. In connection with the Merger, we agreed to indemnify Aramark for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings that are the result of certain actions taken by the Company through October 29, 2014, in certain instances subject to a $15.0 million limitation.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

We did not have any long-term borrowings as of December 31, 2014.

We invest our excess cash primarily in money market accounts, commercial paper and U.S. and non-U.S.-issued corporate debt securities. We intend to hold our investments to maturity. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting principal at risk. We do not enter into investments for trading or speculative purposes.

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. We assess market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income and cash flows. As our investment portfolio is short-term in nature, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair value of our portfolio, and therefore do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that we would need to sell our investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the consolidated statements of operations (see Item 8, Note 4, “Marketable Securities” in this Annual Report on Form 10-K, for additional detail).

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition.

Risks Related to Market Conditions

We perform our annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of December 31, 2014, the Company had $352.8 million in goodwill on the consolidated balance sheets.

Based on our annual and interim assessments, management concluded that as of December 31, 2014, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. For further details of our interim and annual assessments, see the discussion above in Part II, Item 7, “Significant Accounting Policies and Critical Estimates” in this Annual Report on Form 10-K concerning goodwill. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2014.

Contingencies

For a discussion of certain litigation involving the Company, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

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

See Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a description of the various accounting standards adopted during the year ended December 31, 2014. Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk. The Company discusses risk management in various places throughout this document, including discussions in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K concerning Liquidity and Capital Resources.

Item 8:	Financial Statements and Supplementary Data

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$253,873	$137,143	$82,299
Costs and expenses:
Sales and marketing	66,201	37,347	26,892
Operations and support	62,509	34,173	18,165
Technology (exclusive of amortization)	25,185	15,357	10,172
General and administrative	32,307	21,907	12,249
Depreciation and amortization	22,687	13,470	6,089
Total costs and expenses	208,889	122,254	73,567
Income before provision for income taxes	44,984	14,889	8,732
Provision for income taxes	20,721	8,142	813
Net income	24,263	6,747	7,919
Preferred stock tax distributions	(320)	(1,073)	(402)
Net income attributable to common stockholders	$23,943	$5,674	$7,517
Net income per share attributable to common stockholders:
Basic	$0.33	$0.14	$0.24
Diluted	$0.30	$0.12	$0.19
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	73,571	40,681	31,320
Diluted	81,698	56,645	42,666

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$24,263	$6,747	$7,919
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(394)	159	115
COMPREHENSIVE INCOME	$23,869	$6,906	$8,034

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,796	$86,542
Short term investments	111,341	—
Accounts receivable, less allowance for doubtful accounts	36,127	29,304
Deferred taxes, current	825	3,688
Prepaid expenses	2,940	2,625
Total current assets	353,029	122,159
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	16,003	17,096
OTHER ASSETS:
Other assets	3,543	2,328
Goodwill	352,788	352,788
Acquired intangible assets, net of amortization	254,339	268,441
Total other assets	610,670	623,557
TOTAL ASSETS	$979,702	$762,812
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$91,575	$78,245
Accounts payable	3,371	3,353
Accrued payroll	5,958	1,720
Taxes payable	1,660	1,768
Other accruals, current	8,441	7,505
Total current liabilities	111,005	92,591
LONG TERM LIABILITIES:
Deferred taxes, non-current	92,244	90,495
Other accruals, non-current	5,931	3,936
Total long term liabilities	98,175	94,431
Commitments and Contingencies
Redeemable common stock, $0.0001 par value, no shares and 1,344,236 shares outstanding as of December 31, 2014 and December 31, 2013, respectively	—	18,415
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of December 31, 2014 and December 31, 2013; issued and outstanding: no shares as of December 31, 2014 and 19,284,113 shares as of December 31, 2013; aggregate liquidation preference of $86,200 as of December 31, 2013	—	2
Common stock, $0.0001 par value. Authorized: 500,000,000 and 165,000,000 shares at December 31, 2014 and December 31, 2013, respectively; issued and outstanding: 81,905,325 and 53,757,437 shares as of December 31, 2014 and December 31, 2013, respectively	8	5
Accumulated other comprehensive income (loss)	(262)	132
Additional paid-in capital	689,953	500,356
Retained earnings	80,823	56,880
Total Stockholders’ Equity	$770,522	$557,375
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$979,702	$762,812

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,263	$6,747	$7,919
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,032	3,992	2,018
Provision for doubtful accounts	426	473	74
Loss on disposal of fixed assets	11	—	—
Deferred taxes	4,612	1,706	—
Intangible asset amortization	17,655	9,477	4,071
Tenant allowance amortization	(159)	(159)	(160)
Stock-based compensation	9,393	4,933	2,364
Deferred rent	(17)	(135)	797
Investment premium amortization	315	—	—
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(7,394)	(8,298)	(526)
Prepaid expenses and other assets	(1,669)	(2,388)	(582)
Restaurant food liability	13,414	26,549	12,854
Accounts payable	(259)	2,065	319
Accrued payroll	4,243	(1,707)	162
Other accruals	3,038	(2,192)	2,678
Due to related party	—	(244)	(2,410)
Net cash provided by operating activities	72,904	40,819	29,578
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(113,156)	—	—
Proceeds from maturity of investments	1,500	—	—
Capitalized website and development costs	(3,431)	(2,592)	(2,280)
Purchases of property and equipment	(3,653)	(4,429)	(3,417)
Cash acquired in merger of GrubHub Holdings Inc.	—	13,266	—
Issuance of note receivable to related party	—	—	(26,400)
Payments on note receivable from related party	—	—	42,400
Net cash provided by (used in) investing activities	(118,740)	6,245	10,303
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	142,541	—	—
Repurchases of common stock	(116)	(1,367)	(858)
Proceeds from exercise of stock options	8,322	1,418	116
Excess tax benefit related to stock-based compensation	12,975	—	—
Taxes paid related to net settlements of stock-based compensation awards	(2,070)	—	—
Checks issued in excess of bank balance	—	—	(3,923)
Payment of note payable	—	—	(1,965)
Contributions from members	—	—	6,000
Preferred stock tax distributions	(320)	(1,893)	(1,588)
Net cash provided by (used in) financing activities	161,332	(1,842)	(2,218)
Net change in cash and cash equivalents	115,496	45,222	37,663
Effect of exchange rates on cash	(242)	159	115
Cash and cash equivalents at beginning of year	86,542	41,161	3,383
Cash and cash equivalents at end of year	$201,796	$86,542	$41,161
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common and preferred stock issued in acquisition of GrubHub Holdings Inc.	$—	$421,485	$—
Cash paid for income taxes	1,326	7,706	861
Cashless exercise of stock options	1,054	—	—
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	(3,123)	—	—

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock

(in thousands, except share data)

	Common stock		Preferred stock		Treasury stock			Accumulated Other Comprehensive	Retained	Total stockholders'	Redeemable common stock
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Income (Loss)	earnings	equity	Shares	Amount
Balance December 31, 2011	31,319,911	$3	11,185,683	$1	—	$—	$86,414	$(142)	$45,695	$131,971	—	$—
Net income	—	—	—	—	—		—	—	7,919	7,919	—	—
Common stock repurchase	(131,607)	—	—	—	131,607	(858)	—	—	—	(858)	—	—
Currency translation	—	—	—	—	—	—	—	115	—	115	—	—
Capital contribution from stockholders	—	—	—	—	—	—	6,000	—	—	6,000	—	—
Stock-based compensation	—	—	—	—	—	—	2,364	—	—	2,364	—	—
Preferred stock tax distributions	—	—	—	—	—	—	—	—	(1,588)	(1,588)	—	—
Stock option exercises	29,860	—	—	—	—	—	116	—	—	116	—	—
Deferred tax effects resulting from partnership status	—	—	—	—	—	—	(8,151)	—	—	(8,151)	—	—
Balance December 31, 2012	31,218,164	3	11,185,683	1	131,607	(858)	86,743	(27)	52,026	137,888	—	—
Net income	—	—	—	—	—		—	—	6,747	6,747	—	—
Common stock repurchase	(176,082)	—	—	—	176,082	(1,367)	—	—	—	(1,367)	—	—
Treasury share reissuance	307,689	—	—	—	(307,689)	2,225	(2,225)	—	—	—	—	—
Currency translation	—	—	—	—	—	—	—	159	—	159	—	—
Stock-based compensation	—	—	—	—	—	—	4,933	—	—	4,933	—	—
Equity issued from merger with GrubHub Holdings Inc.	23,318,580	2	8,098,430	1	—	—	421,482	—	—	421,485	—	—
Preferred stock tax distributions	—	—	—	—	—	—	—	—	(1,893)	(1,893)	—	—
Redeemable common stock	(1,344,236)	—	—	—	—	—	(18,415)	—	—	(18,415)	1,344,236	18,415
Deferred tax effects attributable to merger of partnership interest	—	—	—	—	—	—	6,420	—	—	6,420	—	—
Stock option exercises	433,322	—	—	—	—	—	1,418	—	—	1,418	—	—
Balance December 31, 2013	53,757,437	5	19,284,113	2	—	—	500,356	132	56,880	557,375	1,344,236	18,415
Net income	—	—	—	—	—	—	—	—	24,263	24,263	—	—
Currency translation	—	—	—	—	—	—	—	(394)	—	(394)	—	—
Termination of put rights of redeemable common stock, in connection with the IPO	1,344,236	—	—	—	—	—	34,950	—	—	34,950	(1,344,236)	(34,950)
Conversion of preferred stock upon IPO	19,284,113	2	(19,284,113)	(2)	—	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	5,250,000	1	—	—	—	—	142,540	—	—	142,541	—	—
Change in fair value of redeemable common stock	—	—	—	—	—	—	(16,535)	—	—	(16,535)	—	16,535
Stock-based compensation	—	—	—	—	—	—	9,530	—	—	9,530	—	—
Tax benefit related to stock-based compensation	—	—	—	—	—	—	12,975	—	—	12,975	—	—
Stock option exercises, net of withholdings and other	2,416,651	—	—	—	—	—	9,376	—	—	9,376	—	—
Preferred stock tax distributions	—	—	—	—	—	—	—	—	(320)	(320)	—	—
Common stock repurchases and retirements	(147,112)	—	—	—	—	—	(3,239)	—	—	(3,239)	—	—
Balance December 31, 2014	81,905,325	$8	—	$—	—	$—	$689,953	$(262)	$80,823	$770,522	—	$—

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements

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

Initial Public Offering

On April 4, 2014, the Company completed an initial public offering (the “IPO”) in which it issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The Company received net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. These expenses were recorded against the proceeds received from the IPO.

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

Follow-on Offering

On September 3, 2014, the Company completed a follow-on offering in which it issued and sold 1,250,000 shares of common stock at a public offering price of $40.25 per share. The Company received net proceeds of $47.6 million after deducting underwriting discounts and commissions of $1.9 million and other offering expenses of approximately $0.8 million. These expenses were recorded against the proceeds received from the follow-on offering.

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

Reorganization and History

On August 8, 2013, GrubHub Inc. acquired, through a series of transactions, all of the equity interests of each of Seamless North America, LLC, Seamless Holdings Corporation (“Seamless Holdings”) and GrubHub Holdings Inc. pursuant to that certain Reorganization and Contribution Agreement, dated as of May 19, 2013, by and among GrubHub Inc., Seamless North America, LLC, Seamless Holdings, GrubHub Holdings Inc. and the other parties thereto (the “Reorganization Agreement”). Following this transaction, the Company concluded that Seamless Holdings was deemed the acquirer for financial reporting purposes. See Note 3, “Acquisitions”, for additional details. Accordingly, the acquisition of GrubHub Holdings Inc. has been accounted for as a business combination. The results of operations of GrubHub Holdings Inc. have been included in the Company’s financial statements since August 9, 2013. In February 2014, GrubHub Seamless Inc. was renamed GrubHub Inc.

The financial position and results of operations of Seamless Holdings and Seamless North America, LLC have been included in the consolidated financial statements for all periods presented.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated statements of operations include the results of entities acquired from the dates of the acquisitions for accounting purposes.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

The share and per share amounts for all periods presented reflect the completion of the Company’s 1-for-2 reverse stock split, which the Company effected on April 2, 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website development costs, goodwill, depreciable lives of property and equipment, recoverability of intangible assets with finite lives and other long-lived assets and stock-based compensation. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.

Cash and Cash Equivalents

Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and that are so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The Company’s cash equivalents include only investments with original maturities of three months or less. The Company regularly maintains cash in excess of federally insured limits at financial institutions.

Marketable Securities

Marketable securities consist primarily of commercial paper and investment grade U.S. and non-U.S.-issued corporate debt securities. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Marketable securities with original maturities of three months or less are included in cash and cash equivalents and marketable securities with original maturities greater than three months, but less than one year, are included in short term investments on the consolidated balance sheets. The Company determines the classification of its marketable securities as available-for-sale or held-to-maturity at the time of purchase and reassesses these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for other-than-temporary impairment. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity, which is recognized as interest income within general and administrative expense in the consolidated statements of operations. Interest income is recognized when earned.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments. The financial statements of the Company’s U.K. subsidiary are translated from their functional currency into U.S. dollars. Assets and liabilities are translated at period end rates of exchange, and revenue and expenses are translated using average rates of exchange. The resulting gain or loss is included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Computer equipment	2-3 years
Furniture and fixtures	5 years
Developed software	1-3 years
Purchased software	3-5 years
Leasehold improvements	Shorter of expected useful life or lease term

The Company reduced the estimated useful life on any computer equipment, furniture and fixtures, and leasehold improvements related to its Sandy, Utah location to coincide with the expected closure date of the facility. (See Note 8, “Commitments and Contingencies”).

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, the Company records a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset.

Accounts Receivable, Net

Accounts receivable primarily represent the net cash due from the Company’s payment processor for cleared transactions and amounts owed from corporate customers. The carrying amount of the Company’s receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of amounts that will not be collected. The allowance is recorded through a charge to bad debt expense which is recorded within general and administrative expense in the consolidated statements of operations. The allowance is based on historical loss experience and any specific risks identified in collection matters.

Management provides for probable uncollectible amounts through a charge against bad debt expense and a credit to an allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off against the allowance. The Company does not charge interest on trade receivables.

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows:

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$510	$210
Additions to expense	426	473
Writeoffs, net of recoveries and other adjustments	(213)	(173)
Balance at end of year	$723	$510

Advertising Costs

Advertising costs are generally expensed as incurred in connection with the requisite service period. Certain advertising production costs are capitalized and expensed when the advertisement first takes place. For the years ended December 31, 2014, 2013 and 2012, expenses attributable to advertising totaled approximately $45.9 million, $25.0 million and $20.4 million, respectively. Advertising costs are recorded in sales and marketing expense on the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards at fair value on the date of grant and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.

The Company uses the Black-Scholes option-pricing model to determine the fair value for stock options. In valuing the Company’s options, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date. Expected dividend yield is based on the Company’s historical dividend payments, which have been zero to date. As the Company did not have public trading history for its common shares until April of 2014, the expected volatility for the Company’s common stock is estimated using the published historical volatilities of industry peers representing the verticals in which the Company operates. The Company estimates the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable. The term of the award is estimated using the simplified method. Forfeiture rates are estimated using historical actual forfeiture trends as well as the Company’s judgment of future forfeitures. These rates are evaluated quarterly and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. The Company considers many factors when estimating expected forfeitures, including the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

The Company has elected to use the with-and-without method in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes available to the Company have been utilized.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision for income taxes in the consolidated statements of operations. See Note 10, “Income Taxes.” Management of the Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

Seamless North America, LLC became a partnership for tax purposes in June of 2011. The income tax consequences of a partnership are borne by its partners. The tax consequences of this partnership were borne by Aramark and SLW Investors from June of 2011 through October 29, 2012. Starting October 30, 2012, 74% of the partnership’s taxable income was reflected as taxable income at Seamless Holdings, a subsidiary of GrubHub Inc. Starting on August 9, 2013, 100% of the partnership’s taxable income was recognized as taxable income by the Company. If Seamless North America, LLC had been taxed as a C corporation for all of its earnings throughout 2013 and 2012, the tax expense recorded in these consolidated statements of operations would have increased by $0.9 million and $2.7 million, respectively.

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment. The Company evaluates intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended December 31, 2014, 2013 and 2012.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated useful life of the application. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in depreciation and amortization in the consolidated statements of operations. The Company capitalized $3.6 million, $2.6 million and $2.3 million of website development costs during the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment at September 30 of each year.

The Company tests for impairment using a two-step process. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any, by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded. The Company has determined that there was no goodwill impairment as of December 31, 2014 or 2013.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

Fair Value

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 14, “Fair Value Measurement,” for details of the fair value hierarchy and the related inputs used by the Company.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. For the years ended December 31, 2014, 2013 and 2012, the Company had no customers which accounted for more than 1% of revenue or 10% of accounts receivable.

Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. The Company considers a signed agreement, a binding contract with the restaurant or other similar documentation reflecting the terms and conditions under which products or services will be provided to be persuasive evidence of an arrangement.

The Company generates revenues primarily when diners place an order on the platform through its websites, its mobile applications, third-party websites that incorporate API or one of the Company’s listed phone numbers. Restaurants pay a commission, typically a percentage of the transaction, on orders that are processed through the platform. Most of the restaurants on the platform can choose their level of commission rate, at or above a base rate, to affect their relative priority in the sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. Some restaurants on the platform pay a monthly system fee for better branding and more robust placement. As an agent of the merchant in the transaction, the Company recognizes as revenues only the commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

The Company periodically provides incentive offers to restaurants and diners to use the platform. These promotions are generally cash credits to be applied against purchases. These incentive offers are recorded as reductions in revenues, generally on the date the corresponding revenue is recorded.

Revenues from online and phone delivery orders are recognized when these orders are placed at the restaurants. The amount of revenue recorded by the Company is based on the contractual arrangement with the related restaurant, and is adjusted for any cash credits, including incentive offers provided to restaurants and diners, related to the transaction. The Company also recognizes as revenue any fees charged to the restaurant or diner for delivery services provided by the Company. Although the Company will process the entire amount of the transaction with the diner, it will record revenue on a net basis because the Company is acting as an agent of the merchant in the transaction. The Company will record an amount representing the restaurant food liability for the net balance due the restaurant. Costs incurred for processing the transactions and providing delivery services are included in operations and support in the consolidated statements of operations.

Deferred Rent

For the Company’s operating leases, the Company recognizes rent expenses on a straight-line basis over the terms of the leases. Accordingly, the Company records the difference between cash rent payments and the recognition of rent expenses as a deferred rent liability in the consolidated balance sheets. The Company has landlord-funded leasehold improvements that are recorded as tenant allowances which are being amortized as a reduction of rent expense over the noncancelable terms of the operating leases.

Segments

The Company has one reportable segment, which has been identified based on how the chief operating decision maker manages the business, makes operating decisions and evaluates operating performance.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires that a liability related to an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 was effective for and adopted by the Company in the first quarter of 2014 and applied prospectively to unrecognized tax benefits that existed at the effective date. The adoption of ASU 2013-11 impacted the Company’s financial statement presentation and disclosures, but otherwise did not impact the Company’s consolidated financial position, results of operations or cash flows.

3. Acquisitions

GrubHub Holdings Inc.

On August 8, 2013 (the “Merger Date”), the Company acquired all of the equity interests of each of Seamless North America, LLC, Seamless Holdings and GrubHub Holdings Inc. pursuant to the Reorganization Agreement. In February 2014, GrubHub, Inc. changed its name to GrubHub Holdings Inc. The Company issued 23,318,580 shares of common stock and 8,098,430 shares of preferred stock to GrubHub Holdings Inc. in exchange for all of GrubHub Holdings Inc.’s equity interests (the “Merger”). The Company concluded that Seamless Holdings was deemed the acquirer for financial reporting purposes based on key deciding factors such as a majority ownership and majority of the board of director seats. Accordingly, the acquisition of GrubHub Holdings Inc. has been accounted for as a business combination. The results of operations of GrubHub Holdings Inc. have been included in the Company’s financial statements since August 9, 2013. GrubHub Holdings Inc. provides online food ordering through its website grubhub.com, and also operates allmenus.com, a website that stored and displayed approximately 275,000 menus at the time of acquisition. The Merger has expanded the Company’s existing markets and access to new customers and created revenue and cost synergies which management believes will contribute to future profits.

The fair value of the equity issued to GrubHub Holdings Inc. in connection with the Merger was approximately $421.5 million. The value of the equity was determined using the estimated fair value of the stock of GrubHub Holdings Inc. at the Merger Date based on a valuation of GrubHub Holdings Inc. performed by management. The assets acquired and liabilities assumed were recorded at their estimated fair values as of August 8, 2013. The fair value of the equity of $421.5 million included approximately $11.0 million related to the fair value of the replacement awards that were attributed to the pre-combination service period for GrubHub Holdings Inc. option holders. The fair value of the replacement awards was determined using the Black-Scholes option pricing model. Post combination expense of $12.5 million is recognized post-Merger for the unrecognized compensation expense related to GrubHub Holdings Inc. stock options. See Note 9, “Stock-Based Compensation”, for further details.

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

The Company incurred certain expenses directly and indirectly related to the Merger of $4.7 million during the year ended December 31, 2013, which were recognized in general and administrative expense within the consolidated statements of operations.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

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

The estimated fair values of the intangible assets acquired were determined based on a combination of the income, cost, and market approaches to measure the fair value of the customer (restaurant) and vendor relationships, developed technology and trademarks. The fair value of the trademarks was measured based on the relief from royalty method. The cost approach, specifically the cost to recreate method, was used to value the developed technology. The income approach, specifically the multi-period excess earnings method, was used to value the customer (restaurant) and vendor relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

The following unaudited pro forma information presents a summary of the operating results of the Company for the year ended December 31, 2013 as if GrubHub Inc. had acquired GrubHub Holdings Inc. as of January 1, 2013:

Year Ended December 31, 2013
(in thousands)
Revenues	$170,086
Net income	4,160

The pro forma adjustments reflect the additional amortization that would have been recognized for the intangible assets, replacement stock option awards compensation cost for services performed after the Merger, elimination of transaction costs incurred and pro forma tax adjustments for the year ended December 31, 2013 as follows:

Year Ended December 31, 2013
(in thousands)
Amortization of intangible assets	$6,475
Stock-based compensation	2,997
Transaction costs	(9,131)
Income tax benefit	(3,050)

The unaudited pro forma revenues are not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Merger been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2014 were as follows:

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Corporate bonds	$1,882	$1	$(1)	$1,882
Short term investments	—	—	—	—
Commercial paper	38,081	—	(26)	38,055
Corporate bonds	73,260	2	(64)	73,198
Total	$113,223	$3	$(91)	$113,135

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of December 31, 2014.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of December 31, 2014 were as follows:

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$38,055	$(26)	$—	$—	$38,055	$(26)
Corporate bonds	64,557	(65)	—	—	64,557	(65)
Total	$102,612	$(91)	$—	$—	$102,612	$(91)

During the year ended December 31, 2014, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities. The Company did not have any marketable securities prior to July 1, 2014.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 14, “Fair Value Measurement”, for further details).

5. Related Party Transactions

Note Receivable

On December 31, 2011, the Company loaned Aramark $16.0 million and entered into a note receivable with an interest rate of 3.4% per annum. The note was paid in full along with the accumulated accrued interest in January of 2012. Additionally, during 2012, the Company made short-term advances to Aramark, which were also repaid in 2012.

Due to Related Party

 During the years ended December 31, 2012 and 2013, the Company had a cash management program with Aramark whereby all payroll and related costs were funded by Aramark and all cumulative excess cash balances were deposited with Aramark. The program was terminated in 2013 and no balance was due as of December 31, 2013.

Corporate Services Agreement

The Company had an arrangement with Aramark pursuant to which Aramark would provide support to the Company for certain corporate, accounting, information technology and other administrative services. Total expenses incurred under this arrangement were $0.1 million and $0.4 million during the years ended December 31, 2013 and 2012, respectively. The arrangement was terminated in 2013.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of December 31, 2014 and 2013 were as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$5,143	$(2,392)	$2,751	$5,143	$(677)	$4,466
Customer and vendor relationships, databases	191,979	(30,067)	161,912	191,979	(17,680)	174,299
Total amortizable intangible assets	197,122	(32,459)	164,663	197,122	(18,357)	178,765
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$286,798	$(32,459)	$254,339	$286,798	$(18,357)	$268,441

Amortization expense for acquired intangible assets was $14.1 million, $6.9 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows.

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2012	$113,442	$—	$113,442
Acquisition of GrubHub Holdings Inc.	239,346	—	239,346
Balance as of December 31, 2013	352,788	—	352,788
Balance as of December 31, 2014	$352,788	$—	$352,788

During the year ended December 31, 2013, the Company recorded additions to other intangible assets of $257.9 million as a result of the Merger. The components of the acquired intangibles added during the year ended December 31, 2013 were as follows:

	December 31, 2013
	Amount	Weighted-Average Amortization Period (years)
Developed technology	$5,143	3
Customer and vendor relationships, databases	167,450	16.4
Indefinite-lived trademarks	85,276	Indefinite
	$257,869

Estimated future amortization expense of acquired intangible assets as of December 31, 2014 was as follows:

(in thousands)
2015	$14,102
2016	13,344
2017	12,068
2018	12,068
2019	10,656
Thereafter	102,425
Total	$164,663

As of December 31, 2014, the estimated remaining weighted-average useful lives of the Company’s acquired intangibles was 14.2 years. The Company recognizes amortization expense for acquired intangibles on a straight-line basis.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

7. Property and Equipment

The components of the Company’s property and equipment as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Computer equipment	$12,114	$9,739
Furniture and fixtures	1,876	2,176
Developed software	12,378	13,930
Purchased software	2,149	2,124
Leasehold improvements	5,900	6,120
Property and equipment	34,417	34,089
Accumulated amortization and depreciation	(18,414)	(16,993)
Property and equipment, net	$16,003	$17,096

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the years ended December 31, 2014, 2013 and 2012 of $5.7 million, $4.0 million and $2.0 million, respectively. The gross carrying amount and accumulated amortization and depreciation of the Company’s property and equipment as of December 31, 2014 have been adjusted for certain fully depreciated assets that were disposed of with the closure of the Utah facility in the fourth quarter of 2014 (see Note 8, “Commitments and Contingencies”, for further details).

The Company capitalized developed software costs of $3.6 million, $2.6 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $2.6 million and $1.6 million, respectively. The gross carrying amount and accumulated amortization of the Company’s developed software as of December 31, 2014 have also been adjusted for certain fully depreciated assets that were no longer in use due to the continued development of the Company’s platform.

 8. Commitments and Contingencies

Office Facility Leases

The Company has various operating lease agreements for its office facilities which expire at various dates through June 2022. The terms of the lease agreements provide for rental payments on a graduated basis. The Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal for a period of 5 years. The Company recognizes rent expense on a straight-line basis over the lease term.

Rental expense, primarily for leased office space under the operating lease commitments, was $3.6 million, $2.5 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under the Company’s operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 were as follows:

(in thousands)
2015	$3,646
2016	3,482
2017	2,939
2018	1,750
2019	1,749
Thereafter	4,374
Total	$17,940

Legal

In August 2011, Ameranth filed a patent infringement action against a number of defendants, including GrubHub Holdings Inc., in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). In September 2011, Ameranth amended its complaint in the ’1810 action to also accuse Seamless North America, LLC of patent infringement.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

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

No trial date has been set for this case. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of December 31, 2014, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities. As of December 31, 2014, the Company had accrued $0.1 million for such litigation, which included an aggregate reserve of $0.7 million included in current liabilities less an expected insurance recovery of $0.6 million included in current assets in the consolidated balance sheets.

Indemnification

In connection with the Merger, the Company agreed to indemnify Aramark Holdings for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings that were the result of certain actions taken by the Company through October 29, 2014, in certain instances subject to a $15.0 million limitation. Management is not aware of any actions that would impact the indemnification obligation.

Restructuring

On November 20, 2013, the Company announced plans to close its Sandy, Utah office location in 2014. The Company recorded a restructuring accrual in the consolidated balance sheets for severance and payroll related benefits and other facility closure costs as a result of the restructuring announcement. The amounts recorded represented the service vesting requirements for identified employees who worked for various periods beyond the communication date and related lease termination costs. The facility was closed on November 30, 2014, however, certain employees worked until January 2, 2015. During the year ended December 31, 2014, total restructuring costs incurred were approximately $1.3 million, including expense of $0.5 million related to the termination of the Sandy, Utah office lease agreement. During the year ended December 31, 2013, total restructuring costs incurred were $0.2 million. Restructuring expense was recognized in general and administrative expense in the consolidated statements of operations. Remaining severance and payroll-related benefits due to terminated employees as of December 31, 2014 are expected to be paid in the first quarter of 2015. The Company does not expect to incur any additional restructuring expense related to the Sandy, Utah facility closure.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s restructuring activity during the year ended December 31, 2014:

(in thousands)
Restructuring accrual balance at December 31, 2013	$176
Restructuring expense	1,313
Cash payments	(741)
Restructuring accrual balance at December 31, 2014	$748

9. Stock-Based Compensation

Under the GrubHub Inc. 2013 Omnibus Incentive Plan (the “2013 Plan”), the Company has granted certain employees and directors non-qualified stock options and restricted stock units. The 2013 Plan authorizes the issuance of up to 10,351,283 shares of common stock. The Board of Directors of the Company and committee or subcommittee of the Board of Directors has discretion to establish the terms and conditions for grants, including, but not limited to, the number shares and vesting and forfeiture provisions. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options and restricted stock units. For all stock options outstanding as of December 31, 2014, the exercise price of the stock options equals the fair value of the stock option on the grant date. The stock options and restricted stock units vest over different lengths of time, but generally over 4 years, and are subject to forfeiture upon termination of employment prior to vesting. The maximum term for stock options issued to employees under the 2013 Plan is 10 years, and they expire 10 years from the date of grant. Compensation expense for stock options and restricted stock units is recognized ratably over the vesting period.

The rights granted to the recipient of a restricted stock unit award generally accrue over the vesting period. Participants holding restricted stock units are not entitled to any ordinary cash dividends paid by the Company with respect to such shares unless otherwise provided by the terms of the award. The Company does not expect to pay any dividends in the foreseeable future.

As part of the Reorganization Agreement, the Company was required to replace GrubHub Holdings Inc.’s share-based payment awards. The fair value of the replacement awards attributable to pre-combination services at the time of the Merger was approximately $11.0 million, which was included as additional consideration transferred in the business combination in the total purchase price of $421.5 million. The fair value of the replacement options attributable to post combination services was approximately $12.5 million and is recognized as compensation cost in the Company’s post-Merger consolidated financial statements over the remaining vesting period.

Stock Options

The Company granted 2,019,413, 3,698,708 and 1,619,167 stock options during the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatilities of comparable publicly traded companies. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The fair value at grant date, prior to the IPO, was determined considering the performance of the Company at the grant date as well as future growth and profitability expectations by applying market and income approaches. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Weighted-average fair value options granted	$13.87	$3.97	$1.46
Average risk-free interest rate	1.97%	1.41%	0.87%
Expected stock price volatilities(a)	50.3%	50.7%	54.8%
Dividend yield	None	None	None
Expected stock option life (years)	6.26	5.20	6.11
a)

There was no active external or internal market for the Company’s shares until April of 2014. Thus, it was not possible to estimate the expected volatility of the Company’s share price in estimating fair value of options granted. As a substitute for such volatility, the Company used the historical volatility of comparable companies.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

Stock option awards as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014, were as follows:

	Options	Weighted-Average Exercise Price	Average Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2013	7,669,553	$4.08	$56,844	8.29
Granted	2,019,413	18.35
Forfeited	(953,472)	6.68
Exercised(a)	(2,554,699)	3.73
Outstanding at December 31, 2014	6,180,795	8.49	172,661	7.87
Vested and expected to vest at December 31, 2014	4,738,666	7.56	138,012	7.73
Exercisable at December 31, 2014	2,506,615	$4.02	$80,962	7.22
(a)Included 138,048 shares of restricted common stock owned by officers of the Company that contained forfeiture provisions. ___________________________________________

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2014, 2013 and 2012 was $74.0 million, $3.4 million and $0.1 million, respectively.

The Company recorded compensation expense for stock options of $9.4 million, $4.9 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, the Company capitalized $0.1 million of stock-based compensation expense as website and software development costs. As of December, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $19.2 million and is expected to be recognized over a weighted-average period of 2.95 years.

During the year ended December 31, 2014, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $13.0 million. Excess tax benefits were suspended during the years ended December 31, 2013 and 2012 due to net operating losses. Excess tax benefits reflect the total of the individual stock option exercise transactions in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded.

Restricted Stock Units

Non-vested restricted stock unit awards as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2013	—	$—
Granted	2,899	31.90
Forfeited	—	—
Vested	—	—
Outstanding at December 31, 2014	2,899	$31.90

During the year ended December 31, 2014, compensation expense recognized related to restricted stock units was nominal. There were no non-vested restricted stock units or related expense during the years ended December 31, 2013 and 2012. As of December, 2014, $0.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 2,899 non-vested restricted stock units with a weighted-average grant date fair value of $31.90 is expected to be recognized over a weighted-average period of 4.0 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

There were no excess tax benefits related to restricted stock units during the years ended December 31, 2014, 2013 and 2012.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

The Company files income tax returns in the U.S. federal, the United Kingdom and various state jurisdictions. The Company’s primary operating unit is Seamless North America, LLC, which was incorporated in 1999 as a taxable C-Corporation, and acquired by Aramark in April of 2006. The Company was converted to a single member limited liability company (“LLC”) in April of 2007. In June of 2011, the entity was converted into a partnership for tax purposes upon the sale of a 26% interest to SLW Investors. In October of 2012, Aramark spun off its interest in Seamless North America, LLC by contributing the partnership interest to a newly formed C-Corporation, Seamless Holdings, and distributing those shares to the shareholders of Aramark. The income taxes paid on behalf of Seamless North America, LLC by Aramark, while it was a single member LLC, have been reflected as income tax expense and as contributed capital for the period prior to the sale to SLW Investors in June of 2011. On that date, the Company recorded tax benefits of approximately $8.1 million relating to the reversal of existing deferred tax liabilities relating to the C-Corporation and recognition of a deferred tax asset at the partnership level relating to tax status of the underlying LLC. A deferred tax liability of approximately $8.2 million was assumed by Seamless Holdings at the time it was spun off from Aramark in October of 2012. This liability was reflected as an offset to equity, as part of the spin off.

For the years ended December 31, 2014, 2013 and 2012, the income tax provision was comprised of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$8,073	$2,912	$316
State	7,610	3,056	132
Foreign	426	468	365
Total current	16,109	6,436	813
Deferred:
Federal	1,056	1,300	—
State	3,556	406	—
Total deferred	4,612	1,706	—
Total income tax expense	$20,721	$8,142	$813

Income before provision for income taxes for the years ended December 31, 2014, 2013 and 2012, was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic source	$43,069	$12,986	$7,153
Foreign source	1,915	1,903	1,579
Income before provision for income taxes	$44,984	$14,889	$8,732

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to the income taxes reported in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax expense at statutory rate	$15,747	$5,211	$3,056
State income taxes	8,038	2,522	251
Deferred tax impact of reorganization	(2,382)	—	—
Nondeductible transaction costs	—	1,148	—
Tax benefit of partnership status	—	(726)	(2,211)
Valuation allowance reversal	—	(502)	—
Foreign rate differential	(253)	(220)	(188)
All other	(429)	709	(95)
Total income tax expense	$20,721	$8,142	$813

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

On December 31, 2014, the Company undertook a series of transactions intended to simplify its legal and tax structure in the U.S. The result of the reorganization was a combination of GrubHub Holdings Inc. and Seamless North America, which resulted in the deemed liquidation of the Seamless North America, LLC partnership status for tax purposes. The reorganization resulted in a net income tax benefit of $0.4 million for the year ended December 31, 2014. The income tax benefit consisted of a deferred tax benefit of $2.2 million as a result of converting the Seamless North America, LLC partnership into a division of GrubHub Holdings Inc., partially offset by an increase in deferred tax expense of $1.8 million as a result of the adjusted deferred state tax rate applicable to the Company’s U.S. operations.

The Company recorded a $2.0 million increase in deferred tax expense during the second quarter of 2014 as a result of a change in state tax law.

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$7,212	$16,606
Accrued expenses	2,221	620
Stock-based compensation	7,752	5,200
Total deferred tax assets	17,185	22,426
Valuation allowance	(910)	(902)
Net deferred tax assets	16,275	21,524
Deferred tax liabilities:
Fixed assets	(2,721)	(1,145)
Intangible assets	(104,973)	(105,435)
Investment in partnership	—	(1,751)
Total deferred tax liabilities	(107,694)	(108,331)
Net deferred tax liability	$(91,419)	$(86,807)

Classification of net deferred tax assets (liabilities) on the consolidated balance sheets as of December 31, 2014 and 2013 was as follows:

	As of December 31,
	2014	2013
	(in thousands)
Current assets	$825	$3,688
Non-current liabilities	(92,244)	(90,495)
Total deferred tax liability	$(91,419)	$(86,807)

During 2013, the Company reversed the $0.5 million valuation allowance it previously established against the net deferred tax assets of its subsidiary, Slick City Media, Inc., as the Company believes that it is more likely than not that these assets will be utilized, based on projected future income levels. The NOL carryover of this subsidiary, which was acquired in October of 2011, as well as the NOL and credit carryovers of GrubHub Holdings Inc., which was acquired on August 8, 2013, are subject to Section 382 and 383 of the Internal Revenue Code, which places limits on the utilization of acquired NOL and credit carryovers. Based on preliminary analysis performed by the Company, management does not believe that Sections 382 and 383 will significantly delay the utilization of these subsidiaries’ NOL and credit carryovers. A partial valuation reserve of $0.9 million was recorded as of December 31, 2014 and 2013 against certain state-only credits as those credits have a short carryover period and the Company believes that this portion of the credit carryovers will more likely than not expire before they are utilized.

The Company has not provided U.S. income tax on the accumulated earnings of its U.K. subsidiary, Seamless Europe, Ltd. of approximately $6.6 million as of December 31, 2014, as it intends to permanently reinvest those undistributed earnings into future operations in that country. The Company estimates the potential additional U.S. tax liabilities that would result from the complete repatriation of those accumulated earnings to be approximately $1.9 million as of December 31, 2014.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

The Company had the following tax loss and credit carryforwards as of December 31, 2014 and 2013:

	2014	2013	Beginning Year of Expiration
	(in thousands)
U.S. federal loss carryforwards	$7,706	$34,297	2027
U.S. state and local loss carryforwards	9,856	36,201	2027
U.S. contribution carryforwards	166	85	2015
Illinois Edge Credits(a)	2,938	1,654	2017
New York unincorporated business tax credits(a)	875	—	2021
U.S. research and development credits	—	53	2031
U.S. Alternative Minimum Tax Credit carryover	—	240	No expiration
(a)	Amounts are before the federal benefit of state tax

_______________________________________________________________________

In addition to the federal and state NOL carryforwards shown above, the Company has $43.8 million in additional loss carryovers attributable to excess tax benefits on stock option exercises that will be recorded to additional paid-in capital when those losses are deemed utilized applying the “with and without” method of accounting for excess tax benefits.

The Company is not currently under examination in any taxing jurisdiction, and its tax returns are subject to the normal statute of limitations, three years from the filing date for federal income tax purposes. The federal and state statute of limitations generally remain open for years in which tax losses are generated until three years from the year those losses are utilized. Under these rules, the 2007 and later NOLs of Slick City Media, Inc. are still subject to audit by the IRS and state and local jurisdictions. Also, the 2007 and later year NOLs of GrubHub Holdings Inc. and its acquired businesses are still subject to audit by the IRS and state and local jurisdictions. The September 30, 2011 and later U.K. returns of Seamless Europe Ltd. are subject to exam by the U.K. tax authorities.

The Company is subject to taxation in the U.S. federal and various state jurisdictions. Significant judgment is required in determining the provision for income taxes and recording the related income tax assets and liabilities. The Company’s practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

The following table summarizes the Company’s unrecognized tax benefit activity during the years ended December 31, 2014 and 2013, excluding the related accrual for interest:

	As of December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$1,097	$—
Reductions for tax positions of prior years	(491)	—
Additions for tax positions of prior years	50	166
Additions for tax positions of the current year	2,532	931
Balance at end of year	$3,188	$1,097

The Company records interest and penalties, if any, as a component of its income tax expense in the consolidated statements of operations. The non-current income tax liabilities are recorded in long-term liabilities in the consolidated balance sheets. At December 31, 2014, the Company did not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of tax examinations or other factors, within the next twelve months. Included in the consolidated balance sheets at December 31, 2014 and 2013 were deferred tax assets that relate to the potential settlement of these unrecognized tax benefits. After consideration of these amounts, $1.0 million and $0.5 million of the amount accrued at December 31, 2014 and 2013, respectively, would impact the effective tax rate if reversed.

11. Stockholders’ Equity

As of December 31, 2014 and 2013, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock. Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, into common stock on a

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

one-for-one basis, subject to adjustment as defined in the Company’s amended and restated certificate of incorporation. The Company entered into a stockholders agreement in 2013 with certain stockholders. The agreement prevented those stockholders from transferring their shares without the consent of a majority of the stockholders.

On April 4, 2014, the Company completed the IPO in which it issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The Company received net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. Upon the closing of the IPO, the stockholder’s agreement ceased to be in effect.

On September 3, 2014, the Company completed a follow-on offering in which it issued and sold 1,250,000 shares of common stock at a public offering price of $40.25 per share. The Company received net proceeds of $47.6 million after deducting underwriting discounts and commissions of $1.9 million and other offering expenses of approximately $0.8 million. These expenses were recorded against the proceeds received from the follow-on offering.

Common Stock

Each holder of common stock will have one vote per share of common stock held on all matters that are submitted for stockholder vote. Upon liquidation, the common stock was junior to the rights and preferences of the Series A Preferred Stock as of December 31, 2013. At December 31, 2014 and 2013, there were 500,000,000 and 165,000,000 shares of common stock authorized, respectively. At December 31, 2014 and 2013, there were 81,905,325 and 53,757,437 shares of common stock issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of December 31, 2014 and 2013.

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of December 31, 2014 and 2013. Upon the closing of the IPO on April 4, 2014, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted on a one-for-one basis into an aggregate of 19,284,113 shares of common stock. There were no issued or outstanding shares of preferred stock as of December 31, 2014.

As of December 31, 2013, the 19,284,113 outstanding shares of Series A Preferred Stock had a liquidation preference of an amount per share equal to the original Series A Preferred Stock issue price of approximately $86.2 million.

Redeemable Common Stock

The put rights that would have required the Company to repurchase the Company’s then outstanding redeemable common stock at fair value (as defined in the stockholders agreement) determined at the redemption date were terminated and the shares converted on a one-for-one basis into an aggregate of 1,344,236 shares of common stock upon the closing of the IPO on April 4, 2014.

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

12. Retirement Plan

Beginning February 1, 2012, the Company has maintained a defined contribution plan for employees. The plan is qualified under section 401(k) of the Internal Revenue Code. From February 1, 2012 to September 30, 2012, the Company matched 67% of the first 6% of eligible contributions. From October 1, 2012 to December 31, 2014, the Company matched 100% of the first 3% of employees’ contributions and 50% of the next 2% of employees’ contributions that were made. The Company may also make discretionary profit sharing contributions as determined by the Company’s Board of Directors. The Company’s matching contributions to the plan were $1.0 million, $0.7 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

13. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options and restricted stock units, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

common stock issuable upon exercise of stock options and vesting of restricted stock units using the treasury stock method and common stock issuable upon conversion of the Series A Preferred Stock. Upon the closing of the IPO, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted into an aggregate of 19,284,113 shares of common stock.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$24,263
Preferred stock tax distributions	(320)
Basic EPS
Net income attributable to common stockholders	23,943	73,571	$0.33
Effect of Dilutive Securities
Preferred stock	320	4,980
Stock options	—	3,147
Diluted EPS
Net income attributable to common stockholders	$24,263	81,698	$0.30

	Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$6,747
Preferred stock tax distributions	(1,073)
Basic EPS
Net income attributable to common stockholders	5,674	40,681	$0.14
Effect of Dilutive Securities
Preferred stock	1,073	14,390
Stock options	—	1,574
Diluted EPS
Net income attributable to common stockholders	$6,747	56,645	$0.12

	Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$7,919
Preferred stock tax distributions	(402)
Basic EPS
Net income attributable to common stockholders	7,517	31,320	$0.24
Effect of Dilutive Securities
Preferred stock	402	11,185
Stock options	—	161
Diluted EPS
Net income attributable to common stockholders	$7,919	42,666	$0.19

For the years ended December 31, 2014, 2013 and 2012, 407,328, 477,452 and 1,330,521 shares of common stock underlying stock options were excluded from the calculation of diluted net income per share attributable to common stockholders in each period because their effect would have been antidilutive. For the year ended December 31, 2014, 657 shares of common stock underlying restricted stock units were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive.

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

14. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company applied the following methods and assumptions in estimating its fair value measurements: certain investments and certificates of deposit with original maturities of less than three months are considered highly liquid investments. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, any such assets are recorded at fair value on a recurring basis and classified as Level 1 within the fair value hierarchy. The Company’s commercial paper, investments in corporate bonds and certain money market funds are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly. Redeemable common stock consisted of put rights the Company granted to certain shareholders which required common shares to be repurchased at fair value (as defined in the stockholders agreement) determined as of the redemption date. The fair value measurement of redeemable common stock as of December 31, 2013 was based on Level 3 inputs as defined in the fair value hierarchy. Accounts receivable and accounts payable approximate fair value due to their generally short-term maturities.

The following table presents the balances of assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$1,386	$—	$—	$—	$—
Commercial paper	—	38,055	—	—	—	—
Corporate bonds	—	75,080	—	—	—	—
Redeemable common stock	—	—	—	—	—	18,415
Total	$—	$114,521	$—	$—	$—	$18,415

The fair value of the Company’s redeemable common stock was measured based on the required redemption at the most recent fair value of the common stock. The put rights for the Company’s then outstanding redeemable common stock were terminated and the shares converted on a one-for-one basis into common stock upon the closing of the IPO on April 4, 2014. The following table presents the fair value, valuation techniques and related unobservable inputs for the Level 3 measurement as of December 31, 2013:

	Fair value measurement (Level 3) (in thousands)			Range
	December 31, 2013	Valuation technique	Unobservable input	December 31, 2013
Redeemable common stock	$18,415	Probability-Weighted	Discount rate	15.3%
		Expected Return Method	Lack of marketability per common share	14.9%

GRUBHUB INC.

(F/K/A GRUBHUB SEAMLESS INC.)

Notes to Consolidated Financial Statements (Continued)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 3, “Acquisitions”, for further discussion of the fair value of assets and liabilities associated with acquisitions.

15. Subsequent Events

On February 4, 2015 and February 27, 2015, the Company completed the acquisitions of restaurant delivery service providers, DiningIn and Restaurants on the Run, Inc., respectively. Aggregate consideration for the two acquisitions was approximately $55.5 million in cash and 407,812 shares of the Company’s common stock, or an estimated total transaction value of approximately $71.5 million, net of cash acquired of $0.8 million, based on the Company’s closing share price on the respective closing dates. The acquisitions will expand and enhance the Company’s service offerings for its customers, particularly in the delivery space.

The Company is still in the process of obtaining data to determine the purchase price allocations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GrubHub Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of GrubHub Inc. (formerly known as GrubHub Seamless Inc.) (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable common stock, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GrubHub Inc. (formerly known as GrubHub Seamless Inc.) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

March 2, 2015

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) the Seamless Platform from January 1, 2013 through the Merger Date and for the GrubHub Platform and the Seamless Platform after the Merger Date through December 31, 2013 and (ii) GrubHub Inc. as of December 31, 2013 and as of and for the year ended December 31, 2014. In the opinion of management, the data has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period, particularly as a result of the Merger. You should read this data together with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share data)(unaudited)
Revenues	$73,313	$61,941	$60,006	$58,613	$49,024	$35,461	$26,857	$25,801
Costs and expenses:
Sales and marketing	19,033	14,883	16,168	16,117	12,354	8,829	6,064	10,100
Operations and support	17,766	14,902	14,734	15,107	12,895	9,303	5,998	5,977
Technology (exclusive of amortization)	7,212	6,560	6,066	5,347	5,554	4,459	2,697	2,647
General and administrative	7,220	8,143	8,620	8,324	7,311	5,884	5,809	2,903
Depreciation and amortization	5,809	5,748	5,615	5,515	5,976	3,821	1,877	1,796
Total costs and expenses	57,040	50,236	51,203	50,410	44,090	32,296	22,445	23,423
Income before provision for income taxes	16,273	11,705	8,803	8,203	4,934	3,165	4,412	2,378
Provision for income taxes	5,508	5,252	6,111	3,850	3,320	1,111	2,589	1,122
Net income	10,765	6,453	2,692	4,353	1,614	2,054	1,823	1,256
Preferred stock tax distributions	—	—	(320)	—	—	(425)	(648)	—
Net income attributable to common stockholders	$10,765	$6,453	$2,372	$4,353	$1,614	$1,629	$1,175	$1,256
Net income per share attributable to common stockholders(a):
Basic	$0.13	$0.08	$0.03	$0.08	$0.03	$0.04	$0.04	$0.04
Diluted	$0.13	$0.08	$0.03	$0.06	$0.02	$0.03	$0.04	$0.03
(a)	Full year amounts may not equal the sum of the quarters due to rounding

___________________________________________________

•

During the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, the Company recognized acquisition-related and restructuring costs of $0.3 million, $0.2 million, $0.7 million and $0.4 million, respectively, within general and administrative expense in the consolidated statements of operations.

•

During the three months ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, the Company recognized merger and restructuring costs of $0.4 million, $2.9 million, $1.3 million and $0.2 million, respectively, within general and administrative expense in the consolidated statements of operations.

 Our key business metrics were as follows for the periods presented:
	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(unaudited)
Active Diners(a)	5,029,000	4,571,000	4,192,000	3,851,000	3,421,000	3,050,000	1,171,000	1,087,000
Daily Average Grubs(b)	202,700	172,700	174,500	181,200	152,900	111,500	83,600	82,700
Gross Food Sales (in millions)(c)	$508.0	$423.8	$422.6	$433.0	$370.0	$263.5	$193.1	$188.3
(a)

Active Diners are the number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s platform. Active Diners from the GrubHub Platform are included from the Merger Date.

(b)	Daily Average Grubs are calculated as the number of revenue generating orders placed on the platform divided by the number of days for a given period.
(c)

Gross Food Sales are the total value of food, beverages, taxes, prepaid gratuities, and any delivery fees processed through the Company’s platform. All revenue generating orders placed on the platform are included. Only the commission from the transaction is recognized as revenues, which are a percentage of the total Gross Food Sales for such transaction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2014 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Exemption from Management’s Report and Attestation Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period for newly public companies.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Company’s definitive proxy statement to be filed with the SEC in connection with its 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), which is expected to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2014, and is incorporated herein by reference.

Code of Conduct.  The Company has adopted a code of business conduct and ethics (the “Code of Conduct”) that applies to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer.  The Code of Conduct is available on the Company’s website at investors.grubhub.com under “Corporate Governance.”  The Company intends to post on its website all disclosures that are required by law or New York Stock Exchange listing rules regarding any amendment to, or a waiver of, any provision of the Code of Conduct for the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.	Executive Compensation

The information required by this Item 11 will be contained in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be contained in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2015 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Data

2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (“SEC”) are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of GrubHub Inc.	10-Q	001-36389	3.1	August 7, 2014

3.2	Amended and Restated By-laws of GrubHub Inc.	10-Q	001-36389	3.2	August 7, 2014

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194219	4.1	March 20, 2014

10.1	Registration Rights Agreement, dated August 8, 2013 by and among GrubHub Inc. (f/k/a GrubHub Seamless Inc. f/k/a Seamless GrubHub Holdings Inc.) and certain stockholders listed therein.	S-1	333-194219	10.1	March 14, 2014

10.2	Tax Matters Agreement, dated May 19, 2013, by and among GrubHub Holdings, Inc. Seamless Holdings Corporation and Aramark Holdings Corporation.	S-1	333-194219	10.2	March 14, 2014

10.3	Reorganization and Contribution Agreement, dated May 19, 2013, by and among Seamless North America, LLC, GrubHub Inc. (f/k/a GrubHub Seamless Inc.), GrubHub Holdings Inc. (f/k/a GrubHub, Inc.), Pizza 1 Co., Pizza 2 Co., SLW Investor, LLC and Seamless Holdings Corporation.	S-1	333-194219	10.7	March 14, 2014

10.4	Stockholders’ Agreement of Seamless GrubHub Holdings Inc., dated as of May 19, 2013, as amended on August 8, 2013 by and between Seamless GrubHub Holdings Inc. and certain stockholders listed therein.	S-1/A	333-194219	10.4	February 18, 2014

10.5	First Amendment to Stockholders’ Agreement of GrubHub Holdings Inc., dated as of August 8, 2013 by and between Seamless GrubHub Holdings Inc. and certain stockholders listed therein.	S-1/A	333-194219	10.5	February 18, 2014

10.6	Second Amendment to Stockholders’ Agreement of GrubHub Holdings Inc., dated as of February 7, 2014 by and between Seamless GrubHub Holdings Inc. and certain stockholders listed therein.	S-1/A	333-194219	10.6	February 18, 2014

10.7*	Employment Agreement between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Matthew Maloney, dated as of May 19, 2013.	S-1/A	333-194219	10.8	February 18, 2014

10.8*	Employment Agreement between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Matthew Maloney, dated as of March 9, 2009.	S-1/A	333-194219	10.9	February 18, 2014

10.9*	Employment Agreement between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Adam DeWitt, dated as of May 19, 2013	S-1/A	333-194219	10.10	February 18, 2014

10.10*	Employment Offer Letter between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Adam DeWitt, dated October 17, 2011.	S-1/A	333-194219	10.11	February 18, 2014

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11*	Protective Agreement and Agreement Not To Compete between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Adam DeWitt, dated as of October 7, 2011	S-1/A	333-194219	10.12	February 18, 2014

10.12*	Employment Agreement between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Michael Evans, dated as of May 22, 2013.	S-1/A	333-194219	10.13	February 18, 2014

10.13*	Employment Agreement between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Michael Evans, dated as of March 9, 2009.	S-1/A	333-194219	10.14	February 18, 2014

10.14*	GrubHub Inc. (f/k/a GrubHub Seamless Inc.) 2013 Omnibus Incentive Plan.	S-1/A	333-194219	10.15	February 18, 2014

10.15*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.16	February 18, 2014

10.16*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.17	February 18, 2014

10.17*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.18	February 18, 2014

10.18*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on January 28, 2013.	S-1/A	333-194219	10.19	February 18, 2014

10.19*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.20	February 18, 2014

10.20*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.21	February 18, 2014

10.21*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.22	February 18, 2014

10.22*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.23	February 18, 2014

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.24	February 18, 2014

10.24*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.25	February 18, 2014

10.25*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.26	February 18, 2014

10.26*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Michael Evans, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.27	February 18, 2014

10.27*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Michael Evans, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.28	February 18, 2014

10.28*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Michael Evans, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.29	February 18, 2014

10.29*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Michael Evans, granted in replacement of options originally granted on January 28, 2013.	S-1/A	333-194219	10.30	February 18, 2014

10.30*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Michael Evans, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.31	February 18, 2014

10.31*	Employment Offer Letter between SeamlessWeb Professional Solutions, LLC and Jonathan H. Zabusky, dated as of June 6, 2011.	S-1/A	333-194219	10.32	February 18, 2014

10.32*	Agreement Relating to Employment and Post-Employment Competition between SeamlessWeb Professional Solutions, LLC and Jonathan H. Zabusky, dated as of June 6, 2011.	S-1/A	333-194219	10.33	February 18, 2014

10.33*	Transaction and Severance Benefits Letter between Seamless North America, LLC and Jonathan H. Zabusky, dated as of May 13, 2013.	S-1/A	333-194219	10.34	February 18, 2014

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Jonathan H. Zabusky, granted in substitution of options originally granted on September 13, 2011.	S-1/A	333-194219	10.35	February 18, 2014

10.35*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Jonathan H. Zabusky, granted in substitution of options originally granted on November 15, 2012.	S-1/A	333-194219	10.36	February 18, 2014

10.36*	Separation and General Release Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Jonathan H. Zabusky, dated as of February 19, 2015					X

10.37*	Employee Restricted Stock Purchase Agreement, dated November 3, 2010, by and between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Michael Evans.	S-1/A	333-194219	10.37	February 18, 2014

10.38*	Employee Restricted Stock Purchase Agreement, dated November 3, 2010, by and between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Matthew Maloney.	S-1/A	333-194219	10.38	February 18, 2014

10.39*	Note Cancellation and Stock Repurchase Agreement, dated December 21, 2012, by and between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.), Matthew Maloney and Matt and Holly Maloney Family Limited.	S-1/A	333-194219	10.39	February 18, 2014

10.40*	Note Cancellation and Stock Repurchase Agreement, dated December 21, 2012, by and between GrubHub Holdings Inc. (f/k/a GrubHub, Inc.) and Michael Evans.	S-1/A	333-194219	10.40	February 18, 2014

10.41*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Matthew Maloney, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.41	February 28, 2014

10.42*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Adam DeWitt, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.42	February 28, 2014

10.43*	Stock Option Grant Notice and Stock Option Agreement between GrubHub Inc. (f/k/a GrubHub Seamless Inc.) and Jonathan Zabusky, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.43	February 28, 2014

10.44*	Employment Agreement between GrubHub Holdings Inc. and Brian Lanier, dated as of August 22, 2014.					X

10.45*	Form of Indemnification Agreement.	S-1/A	333-194219	10.44	April 3, 2014

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.46*	Form of Option Grant Notice and Option Agreement under the GrubHub Inc. 2013 Omnibus Incentive Plan.					X

10.47*	Form of RSU Grant Notice and Restricted Stock Unit Agreement under the GrubHub Inc. 2013 Omnibus Incentive Plan.					X

21.1	List of Subsidiaries					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
*	Indicates a management contract or compensatory plan

______________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBHUB INC.

By:	/S/ Adam DeWitt
Adam DeWitt
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the fifth day of March 2015.

/S/ Adam DeWitt	/S/ Matthew Maloney
Adam DeWitt	Matthew Maloney
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Chief Executive Officer and Director (Principal Executive Officer)

/S/ David Fisher	/S/ Brian McAndrews
David Fisher	Brian McAndrews
Director	Chairman of the Board of Directors

/S/ Lloyd Frink	/S/ Justin Sadrian
Lloyd Frink	Justin Sadrian
Director	Director

/S/ J. William Gurley	/S/ Benjamin Spero
J. William Gurley	Benjamin Spero
Director	Director

/S/ Brandt Kucharski	/S/ Jonathan Zabusky
Brandt Kuckarski	Jonathan Zabusky
Corporate Controller	President and Director