Form 10-Q
period 2015-03-31
GrubHub Inc.
filed 2015-05-07
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 83,929,112 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015
	(Unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,155	$201,796
Short term investments	110,069	111,341
Accounts receivable, less allowances for doubtful accounts	49,614	36,127
Deferred taxes, current	792	825
Prepaid expenses	2,915	2,940
Total current assets	351,545	353,029
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	16,102	16,003
OTHER ASSETS:
Other assets	3,507	3,543
Goodwill	387,385	352,788
Acquired intangible assets, net of amortization	289,495	254,339
Total other assets	680,387	610,670
TOTAL ASSETS	$1,048,034	$979,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$115,892	$91,575
Accounts payable	4,060	3,371
Accrued payroll	3,695	5,958
Taxes payable	707	1,660
Other accruals	12,211	8,441
Total current liabilities	136,565	111,005
LONG TERM LIABILITIES:
Deferred taxes, non-current	93,430	92,244
Other accruals	5,826	5,931
Total long term liabilities	99,256	98,175
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at March 31, 2015 and December 31, 2014; issued and outstanding: 83,789,008 and 81,905,325 shares as of March 31, 2015 and December 31, 2014, respectively	8	8
Accumulated other comprehensive loss	(555)	(262)
Additional paid-in capital	721,366	689,953
Retained earnings	91,394	80,823
Total Stockholders’ Equity	$812,213	$770,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,048,034	$979,702

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenues	$88,249	$58,613
Costs and expenses:
Sales and marketing	24,107	16,117
Operations and support	22,701	15,107
Technology (exclusive of amortization)	7,666	5,347
General and administrative	9,101	8,324
Depreciation and amortization	6,249	5,515
Total costs and expenses	69,824	50,410
Income before provision for income taxes	18,425	8,203
Provision for income taxes	7,855	3,850
Net income attributable to common stockholders	$10,570	$4,353
Net income per share attributable to common stockholders:
Basic	$0.13	$0.08
Diluted	$0.12	$0.06
Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	82,783	55,210
Diluted	85,098	77,635

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net income	$10,570	$4,353
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(293)	49
COMPREHENSIVE INCOME	$10,277	$4,402

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,570	$4,353
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,215	1,168
Provision for doubtful accounts	93	361
Deferred taxes	1,219	3,208
Intangible asset amortization	5,034	4,347
Tenant allowance amortization	(40)	(40)
Stock-based compensation	3,007	2,403
Deferred rent	(1)	(21)
Investment premium amortization	280	—
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(11,862)	(10,994)
Prepaid expenses and other assets	255	626
Restaurant food liability	24,376	18,678
Accounts payable	(1,826)	(56)
Accrued payroll	(3,146)	943
Other accruals	1,248	2,860
Net cash provided by operating activities	30,422	27,836
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(37,068)	—
Proceeds from maturity of investments	38,060	—
Capitalized website and development costs	(1,213)	(449)
Purchases of property and equipment	(441)	(1,776)
Acquisitions of businesses, net of cash acquired	(55,506)	—
Net cash used in investing activities	(56,168)	(2,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	—	(116)
Proceeds from exercise of stock options	5,823	1,036
Excess tax benefit related to stock-based compensation	6,492	—
Taxes paid related to net settlement of stock-based compensation awards	—	(362)
Net cash provided by financing activities	12,315	558
Net change in cash and cash equivalents	(13,431)	26,169
Effect of exchange rates on cash	(210)	49
Cash and cash equivalents at beginning of year	201,796	86,542
Cash and cash equivalents at end of the period	$188,155	$112,760
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common stock issued for acquisitions	15,980	—
Cash paid for income taxes	—	395
Capitalized property, equipment and website and development costs in accounts payable at period end	308	—
Cashless exercise of stock options	—	332
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	—	(694)

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization

GrubHub Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as the “Company”) provide an online and mobile platform for restaurant pick-up and delivery orders. Diners enter their delivery address or use geo-location within the mobile applications and the Company displays the menus and other relevant information for restaurants in its network. Orders may be placed directly online, via mobile applications or over the phone at no cost to the diner. The Company charges the restaurant a per order commission that is largely fee based. In certain markets, the Company also provides delivery services to a small percentage of restaurants on its platform.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of GrubHub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompany notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 5, 2015. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website development costs, goodwill, depreciable lives of property and equipment, recoverability of intangible assets with definite lives and other long-lived assets, stock-based compensation and income taxes. Actual results could differ from these estimates.

There have been no material changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-05, “Intangibles -Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on accounting for fees paid in a cloud computing arrangement. Under ASU 2015-05, if a cloud computing arrangement includes a software license, the software license element should be accounted for consistent with the purchase of other software licenses. If the cloud computing arrangement does not include a software license, it should be accounted for as a service contract. ASU 2015-05 will be effective for the Company in the first quarter of 2016 and may be applied either prospectively or retrospectively. The Company has elected to apply ASU 2015-05 prospectively, however, its adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified. On April 29, 2015, the FASB issued an exposure draft proposing a one-year deferral of the effective date of ASU 2014-09; however, no decisions have been reached as of the filing date of this Quarterly Report on Form 10-Q.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Acquisitions

On February 4, 2015, the Company acquired assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”), and on February 27, 2015, the Company acquired the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”). Aggregate consideration for the two acquisitions was approximately $55.5 million in cash and 407,812 restricted shares of the Company’s common stock, or an estimated total transaction value of approximately $71.5 million based on the Company’s closing share price on the respective closing dates, net of cash acquired of $0.7 million. DiningIn and Restaurants on the Run provide delivery options for individual diners, group orders and corporate catering. The acquisitions will expand and enhance the Company’s service offerings for its customers, particularly in the delivery space.

The excess of the consideration transferred in the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, which represents the opportunity to expand restaurant delivery services and enhance the breadth and depth of the Company’s restaurant networks. The goodwill related to these acquisitions is not expected to be deductible for income tax purposes.

During the three months ended March 31, 2015, the Company incurred certain expenses directly and indirectly related to the acquisitions of $0.6 million, which were recognized in general and administrative expenses within the condensed consolidated statements of operations.

The assets acquired and liabilities assumed of DiningIn and Restaurants on the Run were recorded at their estimated fair values as of the closing dates of February 4, 2015 and February 27, 2015, respectively. The following table summarizes the final purchase price allocation acquisition-date fair value of the assets and liabilities acquired in connection with the acquisitions:

(in thousands)
Cash and cash equivalents	$698
Accounts receivable	1,978
Prepaid expenses and other assets	266
Customer and vendor relationships	35,604
Property and equipment	161
Developed technology	3,295
Goodwill	34,597
Trademarks	372
Accounts payable and accrued expenses	(4,787)
Total purchase price plus cash acquired	72,184
Cash acquired	(698)
Fair value of common stock issued	(15,980)
Net cash paid	$55,506

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

The results of operations of DiningIn and Restaurants on the Run have been included in the Company’s financial statements since February 4, 2015 and February 27, 2015, respectively. The total amount of revenues and net income from the acquisitions included in the Company’s operating results since the respective acquisition dates through March 31, 2015 were $3.5 million and $0.1 million, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The following unaudited pro forma information presents a summary of the operating results of the Company for the three months ended March 31, 2015 and 2014 as if the acquisitions had occurred on January 1, 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(in thousands)
Revenues	$92,010	$65,170
Net income	11,110	4,230

The unaudited pro forma revenues and net income are not intended to represent or be indicative of the Company’s condensed consolidated results of operations or financial condition that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$2,500	$—	$—	$2,500
Corporate bonds	1,936	—	(11)	1,925
Short term investments	—	—	—	—
Commercial paper	26,456	—	(22)	26,434
Corporate bonds	83,613	36	(40)	83,609
Total	$114,505	$36	$(73)	$114,468

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Corporate bonds	$1,882	$1	$(1)	$1,882
Short term investments
Commercial paper	38,081	—	(26)	38,055
Corporate bonds	73,260	2	(64)	73,198
Total	$113,223	$3	$(91)	$113,135

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of March 31, 2015.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$28,934	$(22)	$—	$—	$28,934	$(22)
Corporate bonds	45,290	(51)	—	—	45,290	(51)
Total	$74,224	$(73)	$—	$—	$74,224	$(73)

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$38,055	$(26)	$—	$—	$38,055	$(26)
Corporate bonds	64,557	(65)	—	—	64,557	(65)
Total	$102,612	$(91)	$—	$—	$102,612	$(91)

During the three months ended March 31, 2015, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities. The Company did not have any marketable securities prior to July 1, 2014.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 11, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$8,438	$(3,145)	$5,293	$5,143	$(2,392)	$2,751
Customer and vendor relationships, databases	227,583	(33,400)	194,183	191,979	(30,067)	161,912
Trademarks	372	(29)	343	—	—	—
Total amortizable intangible assets	236,393	(36,574)	199,819	197,122	(32,459)	164,663
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$326,069	$(36,574)	$289,495	$286,798	$(32,459)	$254,339

Amortization expense for acquired intangible assets was $4.1 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively.

Changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2014	$352,788	—	$352,788
Acquisitions	34,597	—	34,597
Balance as of March 31, 2015	$387,385	$—	$387,385

During the three months ended March 31, 2015, the Company recorded additions to acquired intangible assets of $39.3 million as a result of the acquisitions of DiningIn and Restaurants on the Run. The components of the acquired intangibles assets added during the three months ended March 31, 2015 were as follows:

	Three Months Ended March 31, 2015	Weighted-Average Amortization Period
	(in thousands)	(years)
Customer and vendor relationships	$35,604	18.4
Developed technology	3,295	1.5
Trademarks	372	1.7
Total	$39,271

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Estimated future amortization expense of acquired intangible assets as of March 31, 2015 was as follows:

(in thousands)
The remainder of 2015	$14,021
2016	16,461
2017	14,193
2018	14,022
2019	12,610
Thereafter	128,512
Total	$199,819

6. Property and Equipment

The components of the Company’s property and equipment as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Computer equipment	$12,706	$12,114
Furniture and fixtures	1,915	1,876
Developed software	13,854	12,378
Purchased software	2,228	2,149
Leasehold improvements	5,947	5,900
Property and equipment	36,650	34,417
Accumulated amortization and depreciation	(20,548)	(18,414)
Property and equipment, net	$16,102	$16,003

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the three months ended March 31, 2015 and 2014 of $1.4 million and $1.3 million, respectively.

The Company capitalized developed software costs of $1.5 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended March 31, 2015 and 2014 was $0.7 million.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

No trial date has been set for this case. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of March 31, 2015, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities. During the three months ended March 31, 2015, a final settlement was approved by the court for one such litigation in which the Company incurred $0.2 million in previously reserved or accrued settlement fees and related expenses, net of insurance recovery proceeds received of $0.4 million.

Indemnification

In connection with the merger of GrubHub and Seamless in August 2013, the Company agreed to indemnify Aramark Holdings for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings that were the result of certain actions taken by the Company through October 29, 2014, in certain instances subject to a $15.0 million limitation. Management is not aware of any actions that would impact the indemnification obligation.

Restructuring

On November 20, 2013, the Company announced plans to close its Sandy, Utah office location in 2014. The Company recorded a restructuring accrual in the condensed consolidated balance sheets for severance and payroll related benefits and other facility closure costs as a result of the restructuring announcement. The amounts recorded represented the service vesting requirements for identified employees who worked for various periods beyond the communication date and related lease termination costs. The facility was closed on November 30, 2014, however, certain employees worked until January 2, 2015. Total restructuring costs incurred were approximately $1.3 million, including expense of $0.5 million related to the termination of the Sandy, Utah office lease agreement. For the three months ended March 31, 2014, restructuring expense of $0.3 million was recognized in general and administrative expenses in the condensed consolidated statements of operations. The Company did not incur any restructuring expense during the three months ended March 31, 2015 and does not expect to incur any additional restructuring expense related to the Sandy, Utah facility closure.

The following table summarizes the Company’s restructuring activity during the three months ended March 31, 2015:

(in thousands)
Restructuring accrual balance at December 31, 2014	$748
Restructuring expense	—
Cash payments	(748)
Restructuring accrual balance at March 31, 2015	$—

8. Stock-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock Options

The Company granted 1,239,410 and 1,598,990 stock options during the three months ended March 31, 2015 and 2014, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The fair value at grant date prior to the Company’s initial public offering in April 2014 (the “IPO”) was determined considering the performance of the Company at the grant date as well as future growth and profitability expectations by applying market and income approaches. The risk-free rate for the period within the

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
Weighted-average fair value options granted	$16.35	$12.95
Average risk-free interest rate	1.39%	2.02%
Expected stock price volatilities(a)	47.3%	50.7%
Dividend yield	None	None
Expected stock option life (years)	6.08	6.31

(a)

There was no active external or internal market for the Company’s common stock prior to the IPO in April 2014. Due to the Company’s limited trading history, the Company estimated expected volatility based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock. During the three months ended March 31, 2014, the expected volatility was based on the historical and implied volatilities of comparable publicly-traded companies as there was no trading history for the Company’s common stock prior to the IPO.

Stock option awards as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

	Options	Weighted-Average Exercise Price	Average Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2014	6,180,795	$8.49	$172,661	7.87
Granted	1,239,410	35.23
Forfeited	(192,642)	11.50
Exercised	(1,374,255)	4.26
Outstanding at March 31, 2015	5,853,308	15.05	177,605	8.20
Vested and expected to vest at March 31, 2015	3,898,660	12.74	127,299	7.93
Exercisable at March 31, 2015	1,723,525	$4.99	$69,625	7.10

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended March 31, 2015 and 2014 was $49.8 million and $6.5 million, respectively.

The stock options vest over different lengths of time depending upon the grantee. Compensation expense is recognized over the vesting period. The Company recorded compensation expense for stock options of $2.8 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the Company capitalized $0.1 million of stock-based compensation expense as website and software development costs. As of March 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $24.2 million and is expected to be recognized over a weighted-average period of 3.21 years.

During the three months ended March 31, 2015, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $6.5 million. Excess tax benefits were suspended during the three months ended March 31, 2014 due to net operating losses. Excess tax benefits reflect the total of the individual stock option exercise transactions in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units and restricted stock awards as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015 were as follows:

	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	2,899	$31.90	—	$—
Granted	4,790	43.49	101,616	42.01
Forfeited	—	—	—	—
Vested	—	—	—	—
Outstanding at March 31, 2015	7,689	$39.12	101,616	$42.01

During the three months ended March 31, 2015, compensation expense recognized related to restricted stock units and restricted stock awards was $0.2 million. There were no non-vested restricted stock units or restricted stock awards or related expense during the three months ended March 31, 2014. As of March 31, 2015, $0.3 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 7,689 non-vested restricted stock units with weighted-average grant date fair values of $39.12 is expected to be recognized over a weighted-average period of 3.8 years. As of March 31, 2015, $4.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 101,616 non-vested restricted stock awards with weighted-average grant date fair values of $42.01 is expected to be recognized over a weighted-average period of 1.9 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

There were no excess tax benefits related to restricted stock units or restricted stock awards during the three months ended March 31, 2015 and 2014.

9. Stockholders’ Equity

As of March 31, 2015 and December 31, 2014, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

Common Stock

Each holder of common stock will have one vote per share of common stock held on all matters that are submitted for stockholder vote. At March 31, 2015 and December 31, 2014, there were 500,000,000 shares of common stock authorized. At March 31, 2015 and December 31, 2014, there were 83,789,008 and 81,905,325 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of March 31, 2015 or December 31, 2014.

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of March 31, 2015 and December 31, 2014. Upon the closing of the Company’s IPO on April 4, 2014, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted on a one-for-one basis into an aggregate of 19,284,113 shares of common stock. Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, into common stock on a one-for-one basis, subject to adjustment as defined in the Company’s amended and restated certificate of incorporation. There were no issued or outstanding shares of preferred stock as of March 31, 2015 or December 31, 2014.

Redeemable Common Stock

The put rights that would have required the Company to repurchase the Company’s then outstanding redeemable common stock at fair value (as defined in the stockholders agreement) determined at the redemption date were terminated and the shares converted on a one-for-one basis into an aggregate of 1,344,236 shares common stock upon the closing of the IPO on April 4, 2014. There were no outstanding shares of redeemable common stock as of March 31, 2015 or December 31, 2014.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The Company’s equity as of December 31, 2014 and March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

(in thousands)
Balance at December 31, 2014	$770,522
Net income	10,570
Currency translation	(293)
Issuance of common stock, acquisitions	15,980
Stock-based compensation	3,119
Tax benefit related to stock-based compensation	6,492
Stock option exercises, net of withholdings and other	5,823
Balance at March 31, 2015	$812,213

10. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock units and restricted stock awards, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units and restricted stock awards using the treasury stock method and common stock issuable upon conversion of the Series A Preferred Stock. Upon the closing of the IPO, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted into an aggregate of 19,284,113 shares of common stock.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$10,570	82,783	$0.13	$4,353	55,210	$0.08
Effect of Dilutive Securities
Preferred stock	—	—		—	19,284
Stock options	—	2,314		—	3,141
Restricted stock units and restricted stock awards	—	1		—	—
Diluted EPS
Net income attributable to common stockholders	$10,570	85,098	$0.12	$4,353	77,635	$0.06

For the three months ended March 31, 2015 and 2014, 1,519,805 shares and 696,190 shares of common stock underlying stock options were excluded from the calculation of diluted net income per share attributable to common stockholders, respectively, because their effect would have been antidilutive. For the three months ended March 31, 2015, 4,790 shares and 101,616 shares of common stock underlying restricted stock units and restricted stock awards, respectively, were excluded from the calculation as their effect would have been antidilutive. There were no outstanding restricted stock units or restricted stock awards during the three months ended March 31, 2014.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$280	$—	$—	$1,386	$—
Commercial paper	—	28,934	—	—	38,055	—
Corporate bonds	—	85,534	—	—	75,080	—
Total	$—	$114,748	$—	$—	$114,521	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 5, 2015. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below.

Company Overview

GrubHub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “GrubHub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 35,000 local restaurants with hungry diners in more than 900 cities across the United States and is focused on transforming the takeout experience. For restaurants, GrubHub generates higher margin takeout orders at full menu prices. The GrubHub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows.

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

For restaurants, takeout enables them to grow their business without adding seating capacity or wait staff. Advertising for takeout, typically done through the distribution of menus to local households or advertisements in local publications, is often inefficient and requires upfront payment with no certainty of success. In contrast, GrubHub provides restaurants on its platform with an efficient way to generate more takeout orders. GrubHub enables restaurants to access local diners at the moment when those diners are hungry and ready to purchase takeout. In addition, the Company does not charge the restaurants in its network any upfront or subscription fees, does not require any discounts from their full price menus and only gets paid for the orders the Company generates for them, providing restaurants with a low-risk, high-return solution. The Company charges restaurants a per-order commission that is primarily percentage-based. In certain markets, the Company also provides delivery services to a small percentage of restaurants on its platform that do not have their own delivery operations.

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

The proliferation of mobile devices over the past few years has significantly increased the value of the GrubHub platform. The Company’s powerful, easy-to-use mobile applications for iPhone, iPad and Android, enable diners to access GrubHub whenever and wherever they want takeout. The discovery and ordering capabilities that are available on the Company’s consumer websites are also available through its mobile applications. GrubHub monetizes the orders placed through its mobile applications using the same rate as orders placed through its websites. The Company’s mobile applications make ordering from GrubHub more accessible and personal, driving increased use of the platform by restaurants and diners. Orders placed on mobile devices increased from approximately 44% of consumer orders during the three months ended March 31, 2014 to approximately 53% of consumer orders during the three months ended March 31, 2015.

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

Acquisitions

In February 2015, the Company acquired the assets DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”) and the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”). For a description of the Company’s acquisitions of these restaurant delivery service providers, see Note 3, Acquisitions, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Business Metrics

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended March 31,
	2015	2014	% Change
Active Diners	5,604,000	3,851,000	46%
Daily Average Grubs	234,700	181,200	30%
Gross Food Sales (in millions)	$589.9	$433.0	36%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three months ended March 31, 2015 as compared to the same period in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners primarily as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in the Company’s markets, an increase in the use of the Company’s mobile applications, which allow diners to order takeout through the platform using their mobile devices, investments in the Company’s platform to drive more orders, as well as a minimal increase from the inclusion of results from recent acquisitions.

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following table sets forth the Company’s results of operations for the three months ended March 31, 2015 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2015		2014
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$88,249	100%	$58,613	100%	$29,636	51%
Costs and expenses:
Sales and marketing	24,107	27%	16,117	27%	7,990	50%
Operations and support	22,701	26%	15,107	26%	7,594	50%
Technology (exclusive of amortization)	7,666	9%	5,347	9%	2,319	43%
General and administrative	9,101	10%	8,324	14%	777	9%
Depreciation and amortization	6,249	7%	5,515	9%	734	13%
Total costs and expenses(a)	69,824	79%	50,410	86%	19,414	39%
Income before provision for income taxes	18,425	21%	8,203	14%	10,222	125%
Provision for income taxes	7,855	9%	3,850	7%	4,005	104%
Net income attributable to common stockholders	$10,570	12%	$4,353	7%	$6,217	143%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$28,250	32%	$16,406	28%	$11,844	72%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $29.6 million, or 51%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily related to growth in Active Diners, which increased from 3.9 million to 5.6 million at the end of each period, driving an increase in Daily Average Grubs to 234,700 during the three months ended March 31, 2015 from 181,200 Daily Average Grubs during the same period in 2014. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the three months ended March 31, 2015 compared to the same period in 2014 due to an increase in the Company’s average commission rates. The increase in commission rates was driven by the Company’s implementation of a new feature on the Seamless platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on the commission rate they choose as well as, to a lesser extent, higher commission rates from the Company’s recent acquisitions.

Sales and Marketing

Sales and marketing expense increased by $8.0 million, or 50%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in the Company’s advertising campaigns, particularly in television, as well as growth in the Company’s sales and marketing teams. For the three months ended March 31, 2015 versus the same period in 2014, advertising spending increased by $6.8 million. During the same period, the number of marketing personnel increased by 24% and the number of sales personnel increased by 13%, including the addition of sales and marketing personnel from recent acquisitions.

Operations and Support

Operations and support expense increased by $7.6 million, or 50%, for the three months ended March 31, 2015 compared to the same period in 2014. This increase was primarily attributable to payment processing costs related to the growth in orders, expenses related to the restaurant delivery services, and an increase in customer service costs to support higher order volume. Payment processing costs increased $2.9 million, or 38%, for the three months ended March 31, 2015 compared to the same period in the prior year due to the 36% growth in Gross Food Sales. In addition, delivery expenses were $2.4 million during the three months ended March 31, 2015 compared to nominal related expenses in the prior year.

Technology (exclusive of amortization)

Technology expense increased by $2.3 million, or 43%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily attributable to growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, to support the growth and development of the Seamless and GrubHub platforms. During the three months ended March 31, 2015, the number of technology personnel increased by 42% compared to the same period in the prior year.

General and Administrative

General and administrative expense increased by $0.8 million, or 9%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily attributable to expenses related to the acquisitions of DiningIn and Restaurants on the Run and an increase in other miscellaneous expenses required to support growth in the business, partially offset by lower restructuring expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.7 million, or 13%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily attributable to the amortization of intangible assets acquired in the DiningIn and Restaurants on the Run acquisitions.

Provision for Income Taxes

Income tax expense increased by $4.0 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the increase in income before provision for income taxes due to the factors described above, partially offset by the decrease in the effective tax rate due to the reorganization of the Company’s U.S. legal and tax structure in the fourth quarter of 2014. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The Company defines Adjusted EBITDA as net income adjusted to exclude acquisition and restructuring costs, income taxes, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

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

The Company’s use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect the Company’s cash expenditures for capital equipment or other contractual commitments.
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements.

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, the Company’s working capital needs.
•	Other companies, including companies in the same industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$10,570	$4,353
Income taxes	7,855	3,850
Depreciation and amortization	6,249	5,515
EBITDA	24,674	13,718
Acquisition and restructuring costs(a)	569	285
Stock-based compensation	3,007	2,403
Adjusted EBITDA	$28,250	$16,406

(a)    Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives.

______________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, the Company had cash and cash equivalents of $188.2 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $110.1 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company’s primary source of liquidity is cash flows from operations.

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

Management believes that the Company’s existing cash, cash equivalents and short term investments will be sufficient to meet its working capital requirements for at least the next twelve months. However, the Company’s liquidity assumptions may prove to be incorrect, and the Company could utilize its available financial resources sooner than currently expected. The Company’s future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below. If the Company is unable to obtain needed additional funds, it will have to reduce operating costs, which could impair the Company’s growth prospects and could otherwise negatively impact its business.

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

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$30,422	$27,836
Net cash used in investing activities	(56,168)	(2,225)
Net cash provided by financing activities	12,315	558

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2015, net cash provided by operating activities was $30.4 million compared to $27.8 million for the same period in 2014. The increase in cash flows from operations was driven primarily by an increase in net income of $6.2 million, partially offset by a decrease in non-cash expenses, including changes in deferred taxes of $2.0 million. In addition, during the three months ended March 31, 2015 and 2014, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in restaurant food liability of $24.4 million due the timing of orders and related payments at quarter-end for the three months ended March 31, 2015 compared to an increase of $18.7 million for the three months ended March 31, 2014;

•

an increase in accounts receivable of $11.9 million due to an increase in amounts owed by the Company’s payment processors for prepaid orders placed through the platform along with amounts owed by customers of the Company’s corporate ordering program for the three months ended March 31, 2015 compared to an increase of $11.0 million for the three months ended March 31, 2014;

•

a decrease in accrued expenses of $1.9 million primarily related to a decrease in accrued payroll, restructuring and legal fees, partially offset by an increase in accrued advertising costs and other miscellaneous expenses during the three months ended March 31, 2015 compared to an increase of $3.8 million during the three months ended March 31, 2014; and

•

a decrease in accounts payable of $1.8 million related to timing of invoice payments during the three months ended March 31, 2015 compared to a decrease of $0.1 million during the three months ended March 31, 2014.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented included acquisitions of businesses, purchases of and proceeds from maturities of investments, the purchase of property and equipment to support increased headcount and website and internal-use software development.

For the three months ended March 31, 2015, net cash used in investing activities was $56.2 million compared to $2.2 million for the same period in the prior year. The increase in net cash used in investing activities during the three months ended March 31, 2015 was primarily due to acquisitions of businesses of $55.5 million and the purchases of investments of $37.1 million, partially offset by proceeds from maturities of investments of $38.1 million.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted primarily of proceeds from the exercise of stock options and excess tax benefits related to stock-based compensation.

For the three months ended March 31, 2015, net cash provided by financing activities was $12.3 million compared to $0.6 million for the three months ended March 31, 2014. The increase in cash provided by financing activities during the three months ended March 31, 2015 as compared to the same period in the prior year primarily resulted from excess tax benefits related to stock-based compensation of $6.5 million and an increase in proceeds from stock option exercises of $4.8 million.

Acquisitions

On February 4, 2015 and February 27, 2015, the Company completed the acquisitions of restaurant delivery service providers, DiningIn and Restaurants on the Run, respectively. Aggregate consideration for the two acquisitions was a total of approximately $55.5 million in cash and 407,812 shares of the Company’s common stock, or an estimated total transaction value of approximately $71.5 million, net of cash acquired of $0.7 million, based on the Company’s closing share price on the respective closing dates.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

The Company did not have any long-term borrowings as of March 31, 2015.

The Company invests its excess cash primarily in money market accounts, commercial paper and U.S. and non-U.S.-issued corporate debt securities. The Company intends to hold its investments to maturity. The Company’s current investment strategy seeks first to preserve principal, second to provide liquidity for its operating and capital needs and third to maximize yield without putting principal at risk. The Company does not enter into investments for trading or speculative purposes.

The Company’s investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on its investments or their fair value. The Company assesses market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income and cash flows. As the Company’s investment portfolio is short-term in nature, management does not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair value of the Company’s portfolio, and therefore does not expect the Company’s results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that the Company would need to sell its investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the condensed consolidated statements of operations. See Note 4, Marketable Securities, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Inflation Risk

Management does not believe that inflation has had a material effect on the Company’s business, results of operations or financial condition.

Risks Related to Market Conditions

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the consolidated financial statements.

As part of the Company’s interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended March 31, 2015 compared to expected results. Management also considered how the Company’s market capitalization, business growth and other factors used in the September 30, 2014 impairment analysis could be impacted by changes in market conditions and economic events. Since September 30, 2014, the fair market value of the Company’s stock has increased. Net revenues, net income and the Company’s key business metrics have also increased since September 30, 2014. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that, as of March 31, 2015, there were no events or changes in circumstances that indicated it was more likely than not that the Company’s fair value was below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of fair value and could result in a material impairment of goodwill. As of March 31, 2015, the Company had $387.4 million in goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

The operating leases acquired in the acquisitions of DiningIn and Restaurants on the Run have increased the Company’s commitments under contractual obligations as of March 31, 2015 by $0.5 million for the remainder of 2015 and by $0.7 million for the following two year period. There were no other material changes to the Company’s commitments under contractual obligations as compared to the contractual obligations disclosed in the Company’s 2014 Form 10-K.

Contingencies

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements. There were no accounting standards adopted during the three months ended March 31, 2015.

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

The Company believes that the assumptions and estimates associated with revenue recognition, website and software development costs, recoverability of intangible assets with definite lives and other long-lived assets, stock-based compensation, goodwill and income taxes have the greatest potential impact on the condensed consolidated financial statements. Therefore, these are considered to be the Company’s critical accounting policies and estimates.

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in in the Company’s 2014 Form 10-K.

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

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, of the Company’s 2014 Form 10-K, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

•	our ability to accurately forecast revenue and appropriately plan expenses;
•	our ability to effectively manage the integration of the merger of the GrubHub and Seamless platforms in August 2013 and other acquisitions;
•	our ability to attract and retain restaurants to use the Company’s platform in a cost effective manner;
•

our ability to maintain, protect and enhance our brand in an effort to increase the number of and retain existing diners and their level of engagement using the Company’s websites and mobile applications;

•	our ability to strengthen the Company’s two-sided network;
•	the impact of interruptions or disruptions to our service on our business, reputation or brand;

•	our ability to choose and effectively manage third-party service providers;
•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•	our ability to generate positive cash flow and achieve and maintain profitability;
•	our ability to maintain an adequate rate of growth and effectively manage that growth;
•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;
•	the exposure to potential liability and expenses for legal claims and harm to our business;
•	our ability to keep pace with technology changes in the takeout industry;
•	our ability to grow the usage of the Company’s mobile applications and monetize this usage;
•	our ability to properly use, protect and maintain the security of personal information and data provided by diners;
•	the impact of payment processor costs and procedures;
•	our ability to successfully compete with the traditional takeout ordering process and the effects of increased competition on our business;
•	our ability to innovate and provide a superior experience for restaurants and diners;
•	our ability to successfully expand in existing markets and into new markets;
•	our ability to attract and retain qualified employees and key personnel;
•	the impact of weather and the effects of natural or man-made catastrophic events on the Company’s business;
•	our ability to maintain, protect and enhance the Company’s intellectual property;
•	our ability to obtain capital to support business growth; and
•	our ability to comply with modified or new legislation and governmental regulations affecting our business.

While forward-looking statements are our best prediction at the time they are made, you should not rely on them.  Forward-looking statements speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, you should consider forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly update or revise forward-looking statements, including those set forth in this Quarterly Report on Form 10-Q, to reflect any new events, information, events or any change in conditions or circumstances unless required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K and our other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resource – Quantitative and Qualitative Disclosures About Market Risk, of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2015 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 7, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in the 2014 Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2015. However, you should carefully consider the factors discussed in the 2014 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 3, 2014, the Company’s registration statement on Form S-1 (File No. 333-194219) was declared effective by the SEC for an initial public offering pursuant to which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The offering resulted in net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. There have been no material changes in the planned use of proceeds from the IPO from that described in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on April 7, 2014.

Unregistered Sales of Equity Securities

On February 4, 2015 and February 27, 2015, in connection with two acquisitions, the Company issued 251,822 shares and 155,990 shares of our common stock, respectively, to the then-owners of such companies.  These transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act.

There were no other sales of unregistered equity securities during the three months ended March 31, 2015.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the three months ended March 31, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Exhibit No.	Description	Filed Herewith
31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

Date: May 7, 2015