Form 10-Q
period 2015-06-30
GrubHub Inc.
filed 2015-08-06
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 84,622,254 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015
	(Unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,595	$201,796
Short term investments	111,836	111,341
Accounts receivable, less allowances for doubtful accounts	46,228	36,127
Deferred taxes, current	499	825
Prepaid expenses	3,655	2,940
Total current assets	357,813	353,029
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	14,975	16,003
OTHER ASSETS:
Other assets	3,598	3,543
Goodwill	387,566	352,788
Acquired intangible assets, net of amortization	284,821	254,339
Total other assets	675,985	610,670
TOTAL ASSETS	$1,048,773	$979,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$94,654	$91,575
Accounts payable	2,235	3,371
Accrued payroll	3,844	5,958
Taxes payable	549	1,660
Other accruals	12,567	8,441
Total current liabilities	113,849	111,005
LONG TERM LIABILITIES:
Deferred taxes, non-current	91,953	92,244
Other accruals	5,763	5,931
Total long term liabilities	97,716	98,175
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at June 30, 2015 and December 31, 2014; issued and outstanding: 84,579,462 and 81,905,325 shares as of June 30, 2015 and December 31, 2014, respectively	8	8
Accumulated other comprehensive loss	(159)	(262)
Additional paid-in capital	736,614	689,953
Retained earnings	100,745	80,823
Total Stockholders’ Equity	$837,208	$770,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,048,773	$979,702

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$87,955	$60,006	$176,204	$118,619
Costs and expenses:
Sales and marketing	20,679	16,168	44,786	32,285
Operations and support	24,603	14,734	47,304	29,841
Technology (exclusive of amortization)	7,902	6,066	15,568	11,413
General and administrative	9,745	8,620	18,846	16,944
Depreciation and amortization	8,829	5,615	15,078	11,130
Total costs and expenses	71,758	51,203	141,582	101,613
Income before provision for income taxes	16,197	8,803	34,622	17,006
Provision for income taxes	6,845	6,111	14,700	9,961
Net income	9,352	2,692	19,922	7,045
Preferred stock tax distributions	—	(320)	—	(320)
Net income attributable to common stockholders	$9,352	$2,372	$19,922	$6,725
Net income per share attributable to common stockholders:
Basic	$0.11	$0.03	$0.24	$0.10
Diluted	$0.11	$0.03	$0.23	$0.09
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	84,116	78,042	83,449	66,626
Diluted	85,833	82,074	85,465	79,854

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,352	$2,692	$19,922	$7,045
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	396	135	103	184
COMPREHENSIVE INCOME	$9,748	$2,827	$20,025	$7,229

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,922	$7,045
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,721	2,390
Provision for doubtful accounts	260	166
Deferred taxes	35	8,138
Intangible asset amortization	12,357	8,740
Tenant allowance amortization	(79)	(79)
Stock-based compensation	6,265	4,687
Deferred rent	(36)	76
Investment premium amortization	532	—
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(8,460)	(8,725)
Prepaid expenses and other assets	(485)	(1,592)
Restaurant food liability	3,052	6,241
Accounts payable	(3,957)	(962)
Accrued payroll	(3,000)	1,721
Other accruals	1,417	2,439
Net cash provided by operating activities	30,544	30,285
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(65,645)	—
Proceeds from maturity of investments	64,618	—
Capitalized website and development costs	(3,104)	(1,112)
Purchases of property and equipment	(1,201)	(2,378)
Acquisitions of businesses, net of cash acquired	(55,687)	—
Net cash used in investing activities	(61,019)	(3,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	—	94,927
Repurchases of common stock	—	(116)
Proceeds from exercise of stock options	9,777	1,145
Excess tax benefit related to stock-based compensation	14,421	—
Taxes paid related to net settlement of stock-based compensation awards	—	(2,061)
Preferred stock tax distributions	—	(320)
Net cash provided by financing activities	24,198	93,575
Net change in cash and cash equivalents	(6,277)	120,370
Effect of exchange rates on cash	76	184
Cash and cash equivalents at beginning of year	201,796	86,542
Cash and cash equivalents at end of the period	$195,595	$207,096
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common stock issued for acquisitions	$15,980	$—
Cash paid for income taxes	—	1,321
Capitalized property, equipment and website and development costs in accounts payable at period end	580	—
Cashless exercise of stock options	—	1,049
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	—	(3,109)

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of GrubHub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompany notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 5, 2015 (the “2014 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, goodwill, depreciable lives of property and equipment, recoverability of intangible assets with definite lives and other long-lived assets, stock-based compensation and income taxes. Actual results could differ from these estimates.

There have been no material changes to the Company’s significant accounting policies described in the 2014 Form 10-K.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial position, results of operations or cash flows. The Company currently anticipates applying the modified retrospective approach when adopting the standard. On April 29, 2015, the FASB issued an exposure draft proposing a one-year deferral of the effective date of ASU 2014-09. The proposal, which would defer the effective date for the Company to the first quarter of 2018, was affirmed during the FASB board meeting on July 9, 2015.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Acquisitions

On February 4, 2015, the Company acquired assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”), and, on February 27, 2015, the Company acquired the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”). Aggregate consideration for the two acquisitions was approximately $55.7 million in cash and 407,812 restricted shares of the Company’s common stock, or an estimated total transaction value of approximately $71.7 million based on the Company’s closing share price on the respective closing dates, net of cash acquired of $0.7 million. DiningIn and Restaurants on the Run provide delivery options for individual diners, group orders and corporate catering. The acquisitions will expand and enhance the Company’s service offerings for its customers, particularly in the delivery space.

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

During the three and six months ended June 30, 2015, the Company incurred certain expenses directly and indirectly related to the acquisitions of $0.1 million and $0.7 million, respectively, which were recognized in general and administrative expenses within the condensed consolidated statements of operations.

The assets acquired and liabilities assumed of DiningIn and Restaurants on the Run were recorded at their estimated fair values as of the closing dates of February 4, 2015 and February 27, 2015, respectively. The following table summarizes the final purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the acquisitions:

(in thousands)
Cash and cash equivalents	$698
Accounts receivable	1,978
Prepaid expenses and other assets	266
Customer and vendor relationships	35,604
Property and equipment	161
Developed technology	3,295
Goodwill	34,778
Trademarks	372
Accounts payable and accrued expenses	(4,787)
Total purchase price plus cash acquired	72,365
Cash acquired	(698)
Fair value of common stock issued	(15,980)
Net cash paid	$55,687

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

The results of operations of DiningIn and Restaurants on the Run have been included in the Company’s financial statements since February 4, 2015 and February 27, 2015, respectively. The total amount of revenues and net loss from the acquisitions included in the Company’s operating results since the respective acquisition dates through June 30, 2015 were $10.2 million and $0.3 million, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and six months ended June 30, 2015 and 2014 as if the acquisitions had occurred on January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues	$87,955	$66,320	$179,965	$131,490
Net income	9,660	2,554	20,770	6,784

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$2,250	$—	$(1)	$2,249
Corporate bonds	252	—	(1)	251
Short term investments	—	—	—	—
Commercial paper	35,149	—	(25)	35,124
Corporate bonds	76,687	712	(723)	76,676
Total	$114,338	$712	$(750)	$114,300

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Corporate bonds	$1,882	$1	$(1)	$1,882
Short term investments
Commercial paper	38,081	—	(26)	38,055
Corporate bonds	73,260	2	(64)	73,198
Total	$113,223	$3	$(91)	$113,135

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of June 30, 2015.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$37,373	$(26)	$—	$—	$37,373	$(26)
Corporate bonds	46,227	(724)	—	—	46,227	(724)
Total	$83,600	$(750)	$—	$—	$83,600	$(750)

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$38,055	$(26)	$—	$—	$38,055	$(26)
Corporate bonds	64,557	(65)	—	—	64,557	(65)
Total	$102,612	$(91)	$—	$—	$102,612	$(91)

During the three and six months ended June 30, 2015, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities. The Company did not have any marketable securities prior to July 1, 2014.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 12, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$8,438	$(4,174)	$4,264	$5,143	$(2,392)	$2,751
Customer and vendor relationships, databases	227,583	(36,985)	190,598	191,979	(30,067)	161,912
Trademarks	372	(89)	283	—	—	—
Total amortizable intangible assets	236,393	(41,248)	195,145	197,122	(32,459)	164,663
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$326,069	$(41,248)	$284,821	$286,798	$(32,459)	$254,339

Amortization expense for acquired intangible assets was $4.7 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively, and $8.8 million and $7.0 million for the six months ended June 30, 2015 and 2014, respectively.

Changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2014	$352,788	$—	$352,788
Acquisitions	34,778	—	34,778
Balance as of June 30, 2015	$387,566	$—	$387,566

During the six months ended June 30, 2015, the Company recorded additions to acquired intangible assets of $39.3 million as a result of the acquisitions of DiningIn and Restaurants on the Run. The components of the acquired intangibles assets added during the six months ended June 30, 2015 were as follows:

	Six Months Ended June 30, 2015	Weighted-Average Amortization Period
	(in thousands)	(years)
Customer and vendor relationships	$35,604	18.4
Developed technology	3,295	1.5
Trademarks	372	1.7
Total	$39,271

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Estimated future amortization expense of acquired intangible assets as of June 30, 2015 was as follows:

(in thousands)
The remainder of 2015	$9,347
2016	16,461
2017	14,193
2018	14,022
2019	12,610
Thereafter	128,512
Total	$195,145

6. Property and Equipment

The components of the Company’s property and equipment as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Computer equipment	$10,436	$12,114
Furniture and fixtures	1,964	1,876
Developed software	6,686	12,378
Purchased software	262	2,149
Leasehold improvements	5,949	5,900
Property and equipment	25,297	34,417
Accumulated amortization and depreciation	(10,322)	(18,414)
Property and equipment, net	$14,975	$16,003

The gross carrying amount and accumulated amortization and depreciation of the Company’s property and equipment as of June 30, 2015 have been adjusted for certain fully depreciated developed and purchased software and computer equipment assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the second quarter of 2015. During the three and six months ended June 30, 2015, the Company recorded approximately $1.9 million of accelerated depreciation and amortization expense related to these retired assets.

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the three months ended June 30, 2015 and 2014 of $2.0 million and $1.4 million, respectively, and $3.4 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively.

The Company capitalized developed software costs of $2.0 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $3.5 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended June 30, 2015 and 2014 was $2.2 million and $0.7 million, respectively, and $2.9 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

No trial date has been set for this case. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of June 30, 2015, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities. During the first quarter of 2015, a final settlement was approved by the court for one such litigation matter in which the Company incurred $0.2 million in previously reserved or accrued settlement fees and related expenses, net of insurance recovery proceeds received of $0.4 million.

Indemnification

In connection with the merger of GrubHub and Seamless in August 2013, the Company agreed to indemnify Aramark Holdings for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings Corporation that were the result of certain actions taken by the Company through October 29, 2014, in certain instances subject to a $15.0 million limitation. Management is not aware of any actions that would impact the indemnification obligation.

Restructuring

On November 20, 2013, the Company announced plans to close its Sandy, Utah office location in 2014. The Company recorded a restructuring accrual in the condensed consolidated balance sheets for severance and payroll related benefits and other facility closure costs as a result of the restructuring announcement. The amounts recorded represented the service vesting requirements for identified employees who worked for various periods beyond the communication date and related lease termination costs. The facility was closed on November 30, 2014; however, certain employees worked until January 2, 2015. Total restructuring costs incurred were approximately $1.3 million, including expense of $0.5 million related to the termination of the Sandy, Utah office lease agreement. For the three and six months ended June 30, 2014, restructuring expense of $0.2 million and $0.5 million, respectively, was recognized in general and administrative expenses in the condensed consolidated statements of operations. The Company did not incur any restructuring expense during the three and six months ended June 30, 2015 and does not expect to incur any additional restructuring expense related to the Sandy, Utah facility closure.

The following table summarizes the Company’s restructuring activity during the six months ended June 30, 2015:

(in thousands)
Restructuring accrual balance at December 31, 2014	$748
Restructuring expense	—
Cash payments	(748)
Restructuring accrual balance at June 30, 2015	$—

8. Stock-Based Compensation

In May 2015, the Company’s stockholders approved the GrubHub Inc. 2015 Long-Term Incentive Plan (“the 2015 Plan”), pursuant to which the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based and cash-based awards. On May 20, 2015, the Company filed a registration statement on Form S-8 to register up to 14,256,901 shares of common stock reserved for issuance

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

pursuant to awards granted under the 2015 Plan. Effective May 20, 2015, no further grants will be made under the Company’s 2013 Omnibus Incentive Plan.

The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock Options

The Company granted 1,432,597 and 1,739,273 stock options during the six months ended June 30, 2015 and 2014, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The fair value at grant date prior to the Company’s initial public offering in April 2014 (the “IPO”) was determined considering the performance of the Company at the grant date as well as future growth and profitability expectations by applying market and income approaches. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Weighted-average fair value options granted	$16.54	$13.12
Average risk-free interest rate	1.44%	2.00%
Expected stock price volatilities(a)	47.0%	50.5%
Dividend yield	None	None
Expected stock option life (years)	6.06	6.29
(a)

There was no active external or internal market for the Company’s common stock prior to the IPO in April 2014. Due to the Company’s limited trading history, the Company estimated expected volatility for the six months ended June 30, 2015 based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock. During the six months ended June 30, 2014, the expected volatility was based on the historical and implied volatilities of comparable publicly-traded companies as there was insufficient trading history for the Company’s own common stock as of June 30, 2014.

Stock option awards as of December 31, 2014 and June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

	Options	Weighted-Average Exercise Price	Average Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2014	6,180,795	$8.49	$172,661	7.87
Granted	1,432,597	35.84
Forfeited	(419,821)	14.56
Exercised	(2,164,709)	4.53
Outstanding at June 30, 2015	5,028,862	17.48	87,078	8.16
Vested and expected to vest at June 30, 2015	3,152,401	15.51	60,634	7.90
Exercisable at June 30, 2015	1,289,980	$5.85	$36,469	6.85

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended June 30, 2015 and 2014 was $28.2 million and $5.1 million, respectively. The aggregate intrinsic value of awards exercised during the six months ended June 30, 2015 and 2014 was $78.0 million and $11.6 million, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The stock options vest over different lengths of time depending upon the grantee. Compensation expense is recognized over the vesting period. The Company recorded compensation expense for stock options of $2.7 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively. During the three and six months ended June 30, 2015, the Company capitalized $0.1 million and $0.2 million of stock-based compensation expense as website and software development costs, respectively. As of June 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $22.6 million and is expected to be recognized over a weighted-average period of 3.06 years.

During the six months ended June 30, 2015, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $14.4 million. Excess tax benefits were suspended during the six months ended June 30, 2014 due to net operating losses. Excess tax benefits reflect the total of the individual stock option exercise transactions in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded.

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units and restricted stock awards as of December 31, 2014 and June 30, 2015, and changes during the six months ended June 30, 2015 were as follows:

	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	2,899	$31.90	—	$—
Granted	65,510	39.98	101,616	42.01
Forfeited	—	—	—	—
Vested	—	—	—	—
Outstanding at June 30, 2015	68,409	$39.63	101,616	$42.01

During the three and six months ended June 30, 2015, compensation expense recognized related to restricted stock awards was $0.5 million and $0.7 million, respectively. During each of the three and six months ended June 30, 2015, compensation expense recognized related to restricted stock units was $0.1 million. There were no non-vested restricted stock units or restricted stock awards or related expense during the three and six months ended June 30, 2014. As of June 30, 2015, $1.7 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 68,409 non-vested restricted stock units with weighted-average grant date fair values of $39.63 is expected to be recognized over a weighted-average period of 2.4 years. As of June 30, 2015, $3.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 101,616 non-vested restricted stock awards with weighted-average grant date fair values of $42.01 is expected to be recognized over a weighted-average period of 1.7 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

There were no excess tax benefits related to restricted stock units or restricted stock awards during the six months ended June 30, 2015 and 2014.

9. Income Taxes

As of June 30, 2015, the Company is under audit in the United States for the 2013 income tax year. The Company currently expects the Internal Revenue Service audit to be completed in 2015. The Company cannot predict with certainty whether there will be any additional tax liabilities, penalties and/or interest as a result of the audit.

10. Stockholders’ Equity

As of June 30, 2015 and December 31, 2014, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At June 30, 2015 and December 31, 2014, there were 500,000,000 shares of common stock authorized. At June 30, 2015 and December 31, 2014, there were 84,579,462 and 81,905,325 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of June 30, 2015 or December 31, 2014.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of June 30, 2015 and December 31, 2014. Upon the closing of the Company’s IPO on April 4, 2014, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted on a one-for-one basis into an aggregate of 19,284,113 shares of common stock. There were no issued or outstanding shares of preferred stock as of June 30, 2015 or December 31, 2014.

Redeemable Common Stock

The put rights that would have required the Company to repurchase the Company’s then outstanding redeemable common stock at fair value (as defined in the stockholders agreement) determined at the redemption date were terminated and the shares converted on a one-for-one basis into an aggregate of 1,344,236 shares common stock upon the closing of the IPO on April 4, 2014. There were no outstanding shares of redeemable common stock as of June 30, 2015 or December 31, 2014.

The Company’s equity as of December 31, 2014 and June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

(in thousands)
Balance at December 31, 2014	$770,522
Net income	19,922
Currency translation	103
Issuance of common stock, acquisitions	15,980
Stock-based compensation	6,483
Tax benefit related to stock-based compensation	14,421
Stock option exercises, net of withholdings and other	9,777
Balance at June 30, 2015	$837,208

11. Earnings Per Share Attributable to Common Stockholders

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$9,352			$2,692
Preferred stock tax distributions	—			(320)
Basic EPS
Net income attributable to common stockholders	9,352	84,116	$0.11	2,372	78,042	$0.03
Effect of Dilutive Securities
Preferred stock	—	—		320	636
Stock options	—	1,702		—	3,396
Restricted stock units and restricted stock awards	—	15		—	—
Diluted EPS
Net income attributable to common stockholders	$9,352	85,833	$0.11	$2,692	82,074	$0.03

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$19,922			$7,045
Preferred stock tax distributions	—			(320)
Basic EPS
Net income attributable to common stockholders	19,922	83,449	$0.24	6,725	66,626	$0.10
Effect of Dilutive Securities
Preferred stock	—	—		320	9,960
Stock options	—	2,008		—	3,268
Restricted stock units and restricted stock awards	—	8		—	—
Diluted EPS
Net income attributable to common stockholders	$19,922	85,465	$0.23	$7,045	79,854	$0.09

For the three and six months ended June 30, 2015, 1,624,168 shares and 1,535,768 shares of common stock underlying stock options were excluded from the calculation of diluted net income per share attributable to common stockholders, respectively, because their effect would have been antidilutive. For each of the three and six months ended June 30, 2014, 140,283 shares of common stock underlying stock options were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2015, no shares of common stock underlying restricted stock units or restricted stock awards were excluded from the calculation as their effect would have been antidilutive. There were no outstanding restricted stock units or restricted stock awards during the three and six months ended June 30, 2014.

12. Fair Value Measurement

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$500	$—	$—	$1,386	$—
Commercial paper	—	37,373	—	—	38,055	—
Corporate bonds	—	76,927	—	—	75,080	—
Total	$—	$114,800	$—	$—	$114,521	$—

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

For restaurants, takeout enables them to grow their business without adding seating capacity or wait staff. Advertising for takeout, typically done through the distribution of menus to local households or advertisements in local publications, is often inefficient and requires upfront payment with no certainty of success. In contrast, GrubHub provides restaurants on its platform with an efficient way to generate more takeout orders. GrubHub enables restaurants to access local diners at the moment when those diners are hungry and ready to purchase takeout. In addition, the Company does not charge the restaurants in its network any upfront or subscription fees, does not require any discounts from their full price menus and only gets paid for the orders the Company generates for them, providing restaurants with a low-risk, high-return solution. The Company charges restaurants a per-order commission that is primarily percentage-based. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations.

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

The proliferation of mobile devices over the past few years has significantly increased the value of the GrubHub platform. The Company’s powerful, easy-to-use mobile applications for iPhone, iPad and Android, enable diners to access GrubHub whenever and wherever they want takeout. The discovery and ordering capabilities that are available on the Company’s consumer websites are also available through its mobile applications. GrubHub monetizes the orders placed through its mobile applications using the same rate as orders placed through its websites. The Company’s mobile applications make ordering from GrubHub more accessible and personal, driving increased use of the platform by restaurants and diners. Orders placed on mobile devices increased from approximately 44% of consumer orders during the three months ended June 30, 2014 to approximately 55% of consumer orders during the three months ended June 30, 2015.

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

Acquisitions

In February 2015, the Company acquired the assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”) and the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”). For a description of the Company’s acquisition of these restaurant delivery service providers, see Note 3, Acquisitions, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Active Diners	5,932,000	4,192,000	42%	5,932,000	4,192,000	42%
Daily Average Grubs	220,100	174,500	26%	227,300	177,800	28%
Gross Food Sales (in millions)	$567.6	$422.6	34%	$1,157.5	$855.6	35%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and six months ended June 30, 2015 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners primarily as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in the Company’s markets, an increase in the use of the Company’s mobile applications, which allow diners to order takeout through the platform using their mobile devices, investments in the Company’s platform to drive more orders, as well as, to a lesser extent, an increase from the inclusion of results from acquisitions during the first quarter of 2015.

Results of Operations

Three Months Ended June 30, 2015 and 2014

The following table sets forth the Company’s results of operations for the three months ended June 30, 2015 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended June 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$87,955	100%	$60,006	100%	$27,949	47%
Costs and expenses:
Sales and marketing	20,679	24%	16,168	27%	4,511	28%
Operations and support	24,603	28%	14,734	25%	9,869	67%
Technology (exclusive of amortization)	7,902	9%	6,066	10%	1,836	30%
General and administrative	9,745	11%	8,620	14%	1,125	13%
Depreciation and amortization	8,829	10%	5,615	9%	3,214	57%
Total costs and expenses(a)	71,758	82%	51,203	85%	20,555	40%
Income before provision for income taxes	16,197	18%	8,803	15%	7,394	84%
Provision for income taxes	6,845	8%	6,111	10%	734	12%
Net income	9,352	11%	2,692	4%	6,660	247%
Preferred stock tax distributions	—	0%	(320)	(1%)	320	(100%)
Net income attributable to common stockholders	$9,352	11%	$2,372	4%	$6,980	294%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$28,418	32%	$16,909	28%	$11,509	68%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $27.9 million, or 47%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily related to growth in Active Diners, which increased from 4.2 million to 5.9 million at the end of each period, driving an increase in Daily Average Grubs to 220,100 during the three months ended June 30, 2015 from 174,500 Daily Average Grubs during the same period in 2014. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the three months ended June 30, 2015 compared to the same period in 2014 due to the inclusion of results from the Company’s recent acquisitions (see Part I, Item 1, Note 3, “Acquisitions”) as well as an increase in the Company’s average commission rates. The increase in commission rates was driven by the Company’s implementation of a new feature on the Seamless platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on the commission rate they choose as well as, to a lesser extent, higher commission rates from the Company’s recent acquisitions.

Sales and Marketing

Sales and marketing expense increased by $4.5 million, or 28%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in the Company’s advertising campaigns, as well as growth in the Company’s sales and marketing teams. For the three months ended June 30, 2015 versus the same period in 2014, advertising spending increased by $2.8 million. During the same period, the number of sales personnel increased by 39% and the number of marketing personnel increased by 21%, including the addition of sales and marketing personnel from recent acquisitions.

Operations and Support

Operations and support expense increased by $9.9 million, or 67%, for the three months ended June 30, 2015 compared to the same period in 2014. This increase was primarily attributable to expenses related to restaurant delivery services, higher payment processing costs related to the growth in orders, and an increase in internal and external customer service costs to support higher order volume. Delivery expenses were $3.4 million during the three months ended June 30, 2015 compared to nominal related expenses in the prior year. In addition, payment processing costs increased $2.6 million, or 34%, for the three months ended June 30, 2015 compared to the same period in the prior year due to the 34% growth in Gross Food Sales. During the three months ended June 30, 2015, the number of customer service personnel increased by 32% compared to the same period in the prior year as a result of hiring additional personnel to support the increase in orders as well as the addition of customer service personnel from recent acquisitions.

Technology (exclusive of amortization)

Technology expense increased by $1.8 million, or 30%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, and higher consulting costs to support the growth and development of the Seamless and GrubHub platforms. During the three months ended June 30, 2015, the number of technology personnel increased by 26% compared to the same period in the prior year.

General and Administrative

General and administrative expense increased by $1.1 million, or 13%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to general and administrative expenses of the Company’s recent acquisitions and an increase in other miscellaneous expenses required to support growth in the business, partially offset by lower professional fees and restructuring expenses incurred during the three months ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.2 million, or 57%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to the accelerated amortization and depreciation of certain assets as well as the amortization of intangible assets acquired in the DiningIn and Restaurants on the Run acquisitions. During the three months ended June 30, 2015, the Company recorded approximately $1.9 million of accelerated depreciation and amortization expense for developed and purchased software and computer equipment assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform in June of 2015.

Provision for Income Taxes

Income tax expense increased by $0.7 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to the increase in income before provision for income taxes due to the factors described above, largely offset by a $2.0 million increase in the Company’s deferred tax liabilities as a result of a change in state tax law during the three months ended June 30, 2014. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

Six Months Ended June 30, 2015 and 2014

The following table sets forth the Company’s results of operations for the six months ended June 30, 2015 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Six Months Ended June 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$176,204	100%	$118,619	100%	$57,585	49%
Costs and expenses:
Sales and marketing	44,786	25%	32,285	27%	12,501	39%
Operations and support	47,304	27%	29,841	25%	17,463	59%
Technology (exclusive of amortization)	15,568	9%	11,413	10%	4,155	36%
General and administrative	18,846	11%	16,944	14%	1,902	11%
Depreciation and amortization	15,078	9%	11,130	9%	3,948	35%
Total costs and expenses(a)	141,582	80%	101,613	86%	39,969	39%
Income before provision for income taxes	34,622	20%	17,006	14%	17,616	104%
Provision for income taxes	14,700	8%	9,961	8%	4,739	48%
Net income	19,922	11%	7,045	6%	12,877	183%
Preferred stock tax distributions	—	—%	(320)	(0%)	320	(100%)
Net income attributable to common stockholders	$19,922	11%	$6,725	6%	$13,197	196%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$56,668	32%	$33,315	28%	$23,353	70%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

________________________________

Revenues

Revenues increased by $57.6 million, or 49%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily related to growth in Active Diners, which increased from 4.2 million to 5.9 million at the end of each period, driving an increase in Daily Average Grubs to 227,300 during the six months ended June 30, 2015 from 177,800 Daily Average Grubs during the same period in 2014. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the six months ended June 30, 2015 compared to the same period in 2014 due to the inclusion of results from the Company’s recent acquisitions (see Part I, Item 1, Note 3, “Acquisitions”) as well as an increase in the Company’s average commission rates. The increase in commission rates was driven by the Company’s implementation of a new feature on the Seamless platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on the commission rate they choose as well as, to a lesser extent, higher commission rates from the Company’s recent acquisitions.

Sales and Marketing

Sales and marketing expense increased by $12.5 million, or 39%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in the Company’s advertising campaigns, particularly in television, as well as growth in the Company’s sales and marketing teams. For the six months ended June 30, 2015 versus the same period in 2014, advertising spending increased by $9.6 million. During the same period, the number of sales personnel increased by 19% and the number of marketing personnel increased by 15%, including the addition of sales and marketing personnel from recent acquisitions.

Operations and Support

Operations and support expense increased by $17.5 million, or 59%, for the six months ended June 30, 2015 compared to the same period in 2014. This increase was primarily attributable to expenses related to restaurant delivery services, higher payment processing costs related to the growth in orders, and an increase in internal and external customer service costs to support higher order volume. Delivery expenses were $5.8 million during the six months ended June 30, 2015 compared to nominal related expenses in the prior year. In addition, payment processing costs increased $5.5 million, or 36%, for the six months ended June 30, 2015 compared to the same period in the prior year due to the 35% growth in Gross Food Sales. During the same period, the number of customer service personnel increased by 20%, including the addition of customer service personnel from recent acquisitions.

Technology (exclusive of amortization)

Technology expense increased by $4.2 million, or 36%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, and higher consulting costs to support the growth and development of the Seamless and GrubHub platforms. During the six months ended June 30, 2015, the number of technology personnel increased by 29% compared to the same period in the prior year.

General and Administrative

General and administrative expense increased by $1.9 million, or 11%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to general and administrative expenses of the Company’s recent acquisitions, acquisition-related expenses and an increase in other miscellaneous expenses required to support growth in the business, partially offset by lower professional fees and restructuring expenses incurred during the six months ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.9 million, or 35%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to the accelerated amortization and depreciation of certain assets as well as the amortization of intangible assets acquired in the DiningIn and Restaurants on the Run acquisitions. During the six months ended June 30, 2015, the Company recorded approximately $1.9 million of accelerated depreciation and amortization expense for developed and purchased software and computer equipment assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform in June of 2015.

Provision for Income Taxes

Income tax expense increased by $4.7 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to the increase in income before provision for income taxes due to the factors described above, partially offset by a $2.0 million increase in the Company’s deferred tax liabilities as a result of a change in state tax law during the six months ended June 30, 2014 and the decrease in the effective tax rate due to the reorganization of the Company’s U.S. legal and tax structure in the fourth quarter of 2014. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$9,352	$2,692	$19,922	$7,045
Income taxes	6,845	6,111	14,700	9,961
Depreciation and amortization	8,829	5,615	15,078	11,130
EBITDA	25,026	14,418	49,700	28,136
Acquisition and restructuring costs(a)	134	207	703	492
Stock-based compensation	3,258	2,284	6,265	4,687
Adjusted EBITDA	$28,418	$16,909	$56,668	$33,315

(a)    Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives.

______________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company had cash and cash equivalents of $195.6 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $111.8 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company’s primary source of liquidity is cash flows from operations.

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

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$30,544	$30,285
Net cash used in investing activities	(61,019)	(3,490)
Net cash provided by financing activities	24,198	93,575

Cash Flows Provided by Operating Activities

For the six months ended June 30, 2015, net cash provided by operating activities was $30.5 million compared to $30.3 million for the same period in 2014. The increase in cash flows from operations was driven primarily by an increase in net income of $12.9 million, largely offset by changes in the Company’s operating assets and liabilities and a decrease in non-cash expenses. The decrease in non-cash expenses primarily related to the change in deferred taxes of $8.1 million, partially offset by an increase in depreciation and amortization of $3.9 million. In addition, during the six months ended June 30, 2015 and 2014, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

a decrease in accrued expenses of $1.6 million, partially offset by an increase in accrued advertising costs and other miscellaneous expenses during the six months ended June 30, 2015 compared to an increase of $4.2 million during the six months ended June 30, 2014;

•

an increase in restaurant food liability of $3.1 million due to the timing of orders and related payments at quarter-end for the six months ended June 30, 2015 compared to an increase of $6.2 million for the six months ended June 30, 2014;

•

a decrease in accounts payable of $4.0 million related to timing of invoice payments during the six months ended June 30, 2015 compared to a decrease of $1.0 million during the six months ended June 30, 2014; and

•

an increase in accounts receivable of $8.5 million due to an increase in amounts owed by the Company’s payment processors for prepaid orders placed through the platform along with amounts owed by customers of the Company’s corporate ordering program for the six months ended June 30, 2015 compared to an increase of $8.7 million for the six months ended June 30, 2014.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented included acquisitions of businesses, purchases of and proceeds from maturities of investments, website and internal-use software development and the purchase of property and equipment to support increased headcount.

For the six months ended June 30, 2015, net cash used in investing activities was $61.0 million compared to $3.5 million for the same period in the prior year. The increase in net cash used in investing activities during the six months ended June 30, 2015 was primarily due to acquisitions of businesses of $55.7 million and the purchases of investments of $65.6 million, partially offset by proceeds from maturities of investments of $64.6 million.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted primarily of net proceeds from the issuance of common stock in the Company’s initial public offering in April 2014 (the “IPO”), as well as excess tax benefits related to stock-based compensation and proceeds from the exercise of stock options.

For the six months ended June 30, 2015, net cash provided by financing activities was $24.2 million compared to $93.6 million for the six months ended June 30, 2014. The decrease in cash provided by financing activities during the six months ended June 30, 2015 as compared to the same period in the prior year primarily resulted from net proceeds from the issuance of common stock in the IPO of $94.9 million, partially offset by excess tax benefits related to stock-based compensation of $14.4 million and an increase in proceeds from stock option exercises of $8.6 million.

Acquisitions

On February 4, 2015 and February 27, 2015, the Company completed the acquisitions of restaurant delivery service providers, DiningIn and Restaurants on the Run, respectively. Aggregate consideration for the two acquisitions was a total of approximately $55.7 million in cash and 407,812 shares of the Company’s common stock, or an estimated total transaction value of approximately $71.7 million, net of cash acquired of $0.7 million, based on the Company’s closing share price on the respective closing dates.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

The Company did not have any long-term borrowings as of June 30, 2015.

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

As part of the Company’s interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the six months ended June 30, 2015 compared to expected results. Management also considered how the Company’s market capitalization, business growth and other factors used in the September 30, 2014 impairment analysis could be impacted by changes in market conditions and economic events. Since September 30, 2014, the fair market value of the Company’s stock has fluctuated with prices as of June 30, 2015 near the levels at September 30, 2014. Net revenues, net income and the Company’s key business metrics have also increased since September 30, 2014. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that, as of June 30, 2015, there were no events or changes in circumstances that indicated it was more likely than not that the Company’s fair value was below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of fair value and could result in a material impairment of goodwill. As of June 30, 2015, the Company had $387.6 million in goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations

The operating leases acquired in the acquisitions of DiningIn and Restaurants on the Run have increased the Company’s commitments under contractual obligations as of June 30, 2015 by $0.4 million for the remainder of 2015 and by $1.0 million for the following two-year period.

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

As of June 30, 2015, the Company had a public float of greater than $700 million and will therefore no longer be considered an emerging growth company under the JOBS Act as of the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2015.

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements. There were no accounting standards adopted during the six months ended June 30, 2015.

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

•	our ability to strengthen the Company’s two-sided network;
•	the impact of interruptions or disruptions to our service on our business, reputation or brand;
•	our ability to choose and effectively manage third-party service providers;
•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•	our ability to generate positive cash flow and achieve and maintain profitability;
•	our ability to maintain an adequate rate of growth and effectively manage that growth;
•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;
•	the exposure to potential liability and expenses for legal claims and harm to our business;
•	our ability to keep pace with technology changes in the takeout industry;

•	our ability to grow the usage of the Company’s mobile applications and monetize this usage;
•	our ability to properly use, protect and maintain the security of personal information and data provided by diners;
•	the impact of payment processor costs and procedures;
•	our ability to successfully compete with the traditional takeout ordering process and the effects of increased competition on our business;
•	our ability to innovate and provide a superior experience for restaurants and diners;
•	our ability to successfully expand in existing markets and into new markets;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to grow our restaurant delivery services in an effective and cost efficient manner;
•	the impact of weather and the effects of natural or man-made catastrophic events on the Company’s business;
•	our ability to maintain, protect and enhance the Company’s intellectual property;
•	our ability to obtain capital to support business growth; and
•	our ability to comply with modified or new legislation and governmental regulations affecting our business.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2015 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 7, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in the 2014 Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2015, other than as set forth below. However, you should carefully consider the factors discussed in the 2014 Form 10-K and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

GrubHub is expanding its independent contractor delivery driver network.  The status of the drivers as independent contractors, rather than employees, has been and may continue to be challenged.

We are involved or may become involved in lawsuits that claim that members of the delivery driver network who we treat as independent contractors for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, there can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would mandate that we change our classification of the drivers. In the event of a reclassification of members of our independent delivery driver network as employees, we could be exposed to various liabilities and additional costs.  These liabilities and costs could have an adverse effect on our business and results of operations and/or make it cost prohibitive for us to deliver orders using our driver network, particularly in geographic areas where we don’t have a lot of volume.  These liabilities and additional costs could include exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2015.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the three months ended June 30, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Pursuant to the terms of a previously disclosed letter agreement (“Letter Agreement”) between Jonathan Zabusky and the Company, Mr. Zabusky resigned from his positions as President of the Company, any position with any affiliates, subsidiaries or other related entities of the Company and as a member of the Company’s Board of Directors, effective August 3, 2015 (“Separation Date”). On the Separation Date, Mr. Zabusky entered into an amendment to the Letter Agreement (the “Amendment”), which provides for a release of all claims in favor of the Company.

The terms of the Letter Agreement were previously disclosed in a Current Report on Form 8-K filed with the SEC on February 23, 2015 and are incorporated herein by reference.  The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.48 and is incorporated herein by reference.

In connection with Mr. Zabusky’s resignation from his position as President, the Board of Directors of the Company has appointed Matthew Maloney, the Company’s Chief Executive Officer, to the position of President and Chief Executive Officer, effective August 3, 2015.  The terms of Mr. Maloney’s compensation and other information regarding Mr. Maloney were previously disclosed in a definitive proxy statement on Schedule 14A filed with the SEC on April 10, 2015 and are incorporated herein by reference.

Item 6: Exhibits

Exhibit No.	Description	Filed Herewith
10.48*	Amendment, dated August 3, 2015, to Separation and Release Agreement by and between GrubHub Inc. and Jonathan Zabusky.	X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

Date: August 6, 2015