Form 10-K/A
period 2014-12-31
GrubHub Inc.
filed 2015-08-20
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendement No. 1)

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

EXPLANATORY NOTE

This Amendment (the “Amendment”) to the Annual Report on Form 10-K of GrubHub Inc. (“GrubHub” or “we”) amends GrubHub’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Original Form 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2015 (the “Original Filing Date”). We are filing this Amendment solely for the purpose of filing Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm), which was inadvertently omitted from the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. Except as described above, no other changes have been made to the Original Form 10-K. This Amendment speaks only as of the Original Filing Date, does not modify or update in any way disclosures made in the Original Form 10-K (including, without limitation, the financial statements and accompanying notes), and does not reflect events that may have occurred subsequent to the Original Filing Date.  This Amendment should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the Original Filing Date.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Crowe Horwath LLP					X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

______________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBHUB INC.

By:	/S/ Adam DeWitt
Adam DeWitt
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
August 20, 2015

4