Form 10-Q
period 2015-09-30
GrubHub Inc.
filed 2015-11-12
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, 84,925,708 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2015
	(Unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153,028	$201,796
Short term investments	142,081	111,341
Accounts receivable, less allowances for doubtful accounts	44,337	36,127
Deferred taxes, current	339	825
Prepaid expenses	4,628	2,940
Total current assets	344,413	353,029
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	16,819	16,003
OTHER ASSETS:
Other assets	3,539	3,543
Goodwill	387,566	352,788
Acquired intangible assets, net of amortization	280,148	254,339
Total other assets	671,253	610,670
TOTAL ASSETS	$1,032,485	$979,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$62,053	$91,575
Accounts payable	3,514	3,371
Accrued payroll	4,691	5,958
Taxes payable	306	1,660
Other accruals	11,704	8,441
Total current liabilities	82,268	111,005
LONG TERM LIABILITIES:
Deferred taxes, non-current	88,965	92,244
Other accruals	5,738	5,931
Total long term liabilities	94,703	98,175
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at September 30, 2015 and December 31, 2014; issued and outstanding: 84,766,595 and 81,905,325 shares as of September 30, 2015 and December 31, 2014, respectively	8	8
Accumulated other comprehensive loss	(425)	(262)
Additional paid-in capital	748,318	689,953
Retained earnings	107,613	80,823
Total Stockholders’ Equity	$855,514	$770,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,032,485	$979,702

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$85,662	$61,941	$261,866	$180,560
Costs and expenses:
Sales and marketing	21,443	14,883	66,229	47,168
Operations and support	27,637	14,902	74,941	44,743
Technology (exclusive of amortization)	8,412	6,560	23,980	17,973
General and administrative	10,203	8,143	29,049	25,087
Depreciation and amortization	6,299	5,748	21,377	16,878
Total costs and expenses	73,994	50,236	215,576	151,849
Income before provision for income taxes	11,668	11,705	46,290	28,711
Provision for income taxes	4,801	5,252	19,501	15,213
Net income	6,867	6,453	26,789	13,498
Preferred stock tax distributions	—	—	—	(320)
Net income attributable to common stockholders	$6,867	$6,453	$26,789	$13,178
Net income per share attributable to common stockholders:
Basic	$0.08	$0.08	$0.32	$0.19
Diluted	$0.08	$0.08	$0.31	$0.17
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	84,583	79,426	83,827	70,893
Diluted	85,867	82,771	85,599	80,826

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$6,867	$6,453	$26,789	$13,498
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(266)	(298)	(163)	(114)
COMPREHENSIVE INCOME	$6,601	$6,155	$26,626	$13,384

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,789	$13,498
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,846	3,708
Provision for doubtful accounts	565	232
Loss on disposal of fixed assets	—	11
Deferred taxes	(2,793)	8,211
Intangible asset amortization	17,531	13,170
Tenant allowance amortization	(119)	(119)
Stock-based compensation	9,378	6,981
Deferred rent	(73)	16
Investment premium amortization	672	—
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(6,912)	(13,618)
Prepaid expenses and other assets	(1,456)	(1,773)
Restaurant food liability	(31,444)	13,474
Accounts payable	(633)	(1,348)
Accrued payroll	(2,150)	2,563
Other accruals	389	2,252
Net cash provided by operating activities	13,590	47,258
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(154,268)	(65,736)
Proceeds from maturity of investments	122,856	—
Capitalized website and development costs	(4,961)	(2,396)
Purchases of property and equipment	(2,866)	(3,189)
Acquisitions of businesses, net of cash acquired	(55,687)	—
Net cash used in investing activities	(94,926)	(71,321)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	—	142,936
Repurchases of common stock	—	(116)
Proceeds from exercise of stock options	10,689	4,656
Excess tax benefit related to stock-based compensation	21,987	4,569
Taxes paid related to net settlement of stock-based compensation awards	—	(2,070)
Preferred stock tax distributions	—	(320)
Net cash provided by financing activities	32,676	149,655
Net change in cash and cash equivalents	(48,660)	125,592
Effect of exchange rates on cash	(108)	(114)
Cash and cash equivalents at beginning of year	201,796	86,542
Cash and cash equivalents at end of the period	$153,028	$212,020
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common stock issued for acquisitions	$15,980	$—
Cash paid for income taxes	—	1,324
Capitalized property, equipment and website and development costs in accounts payable at period end	414	—
Cashless exercise of stock options	—	1,053
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	—	(3,123)

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of GrubHub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompany notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 5, 2015 (the “2014 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

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

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the requirement to account for adjustments identified during the measurement-period in a business combination retrospectively. Instead, the acquirer must recognize measurement-period adjustments during the period in which they are identified, including the effect on earnings of any amounts that would have been recorded in previous periods had the purchase accounting been completed at the acquisition date. ASU 2015-16 will be effective for the Company in the first quarter of 2016 with early adoption permitted. The adoption of ASU 2015-16 is expected to eliminate costs related to retrospective application of any measurement-period adjustments that may be identified, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles -Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on accounting for fees paid in a cloud computing arrangement. Under ASU 2015-05, if a cloud computing arrangement includes a software license, the software license element should be accounted for consistent with the purchase of other software licenses. If the cloud computing arrangement does not include a software license, it should be accounted for as a service contract. ASU 2015-05 will be effective for the Company in the first quarter of 2016 and may be applied either prospectively or retrospectively. The Company has elected to apply ASU 2015-05 prospectively, however, its adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued Accounting Standards Update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 will be effective for the Company in the first quarter of 2018. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations or cash flows. The Company currently anticipates applying the modified retrospective approach when adopting the standard.

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

The excess of the consideration transferred in the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, which represents the opportunity to expand restaurant delivery services and enhance the breadth and depth of the Company’s restaurant networks. The goodwill related to these acquisitions of $34.8 million is expected to be deductible for income tax purposes.

During the three and nine months ended September 30, 2015, the Company incurred certain expenses directly and indirectly related to acquisitions of $0.1 million and $0.8 million, respectively, which were recognized in general and administrative expenses within the condensed consolidated statements of operations.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The results of operations of DiningIn and Restaurants on the Run have been included in the Company’s financial statements since February 4, 2015 and February 27, 2015, respectively. The total amount of revenues and net loss from the acquisitions included in the Company’s operating results since the respective acquisition dates through September 30, 2015 were $16.5 million and $0.8 million, respectively.

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and nine months ended September 30, 2015 and 2014 as if the acquisitions had occurred on January 1, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues	$85,662	$68,048	$265,627	$199,538
Net income	7,160	6,230	27,930	13,014

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$18,948	$—	$(3)	$18,945
Corporate bonds	—	—	—	—
Short term investments
Commercial paper	80,070	—	(58)	80,012
Corporate bonds	62,011	8	(7)	62,012
Total	$161,029	$8	$(68)	$160,969

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Corporate bonds	$1,882	$1	$(1)	$1,882
Short term investments
Commercial paper	38,081	—	(26)	38,055
Corporate bonds	73,260	2	(64)	73,198
Total	$113,223	$3	$(91)	$113,135

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of September 30, 2015.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$98,957	$(61)	$—	$—	$98,957	$(61)
Corporate bonds	32,292	(7)	—	—	32,292	(7)
Total	$131,249	$(68)	$—	$—	$131,249	$(68)

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$38,055	$(26)	$—	$—	$38,055	$(26)
Corporate bonds	64,557	(65)	—	—	64,557	(65)
Total	$102,612	$(91)	$—	$—	$102,612	$(91)

During the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities. The Company did not have any marketable securities prior to July 1, 2014.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 12, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$8,438	$(5,202)	$3,236	$5,143	$(2,392)	$2,751
Customer and vendor relationships, databases	227,583	(40,571)	187,012	191,979	(30,067)	161,912
Trademarks	372	(148)	224	—	—	—
Total amortizable intangible assets	236,393	(45,921)	190,472	197,122	(32,459)	164,663
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$326,069	$(45,921)	$280,148	$286,798	$(32,459)	$254,339

Amortization expense for acquired intangible assets was $4.7 million and $3.6 million for the three months ended September 30, 2015 and 2014, respectively, and $13.5 million and $10.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2014	$352,788	$—	$352,788
Acquisitions	34,778	—	34,778
Balance as of September 30, 2015	$387,566	$—	$387,566

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

During the nine months ended September 30, 2015, the Company recorded additions to acquired intangible assets of $39.3 million as a result of the acquisitions of DiningIn and Restaurants on the Run. The components of the acquired intangibles assets added during the nine months ended September 30, 2015 were as follows:

	Nine Months Ended September 30, 2015	Weighted-Average Amortization Period
	(in thousands)	(years)
Customer and vendor relationships	$35,604	18.4
Developed technology	3,295	1.5
Trademarks	372	1.7
Total	$39,271

Estimated future amortization expense of acquired intangible assets as of September 30, 2015 was as follows:

(in thousands)
The remainder of 2015	$4,674
2016	16,461
2017	14,193
2018	14,022
2019	12,610
Thereafter	128,512
Total	$190,472

6. Property and Equipment

The components of the Company’s property and equipment as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Computer equipment	$11,410	$12,114
Delivery equipment	360	—
Furniture and fixtures	2,022	1,876
Developed software	8,668	12,378
Purchased software	357	2,149
Leasehold improvements	5,949	5,900
Property and equipment	28,766	34,417
Accumulated amortization and depreciation	(11,947)	(18,414)
Property and equipment, net	$16,819	$16,003

The gross carrying amount and accumulated amortization and depreciation of the Company’s property and equipment as of September 30, 2015 have been adjusted for certain fully depreciated developed and purchased software and computer equipment assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the second quarter of 2015. During the nine months ended September 30, 2015, the Company recorded approximately $1.9 million of accelerated depreciation and amortization expense related to these retired assets.

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the three months ended September 30, 2015 and 2014 of $1.1 million and $1.5 million, respectively, and $4.5 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company capitalized developed software costs of $2.0 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $5.5 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended September 30, 2015 and 2014 was $0.5 million and $0.7 million, respectively, and $3.4 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

No trial date has been set for this case and the consolidated district court case remains stayed. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of September 30, 2015, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

Restructuring

On November 20, 2013, the Company announced plans to close its Sandy, Utah office location in 2014. The Company recorded a restructuring accrual in the condensed consolidated balance sheets for severance and payroll related benefits and other facility closure costs as a result of the restructuring announcement. The amounts recorded represented the service vesting requirements for identified employees who worked for various periods beyond the communication date and related lease termination costs. The facility was closed on November 30, 2014; however, certain employees worked until January 2, 2015. Total restructuring costs incurred were approximately $1.3 million, including expense of $0.5 million related to the termination of the Sandy, Utah office lease agreement. For the three and nine months ended September 30, 2014, restructuring expense of $0.7 million and $1.2 million, respectively, was recognized in general and administrative expenses in the condensed consolidated statements of operations. The Company did not incur any restructuring expense during the three and nine months ended September 30, 2015 and does not expect to incur any additional restructuring expense related to the Sandy, Utah facility closure.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

The following table summarizes the Company’s restructuring activity during the nine months ended September 30, 2015:

(in thousands)
Restructuring accrual balance at December 31, 2014	$748
Restructuring expense	—
Cash payments	(748)
Restructuring accrual balance at September 30, 2015	$—

8. Stock-Based Compensation

In May 2015, the Company’s stockholders approved the GrubHub Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”), pursuant to which the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based and cash-based awards. On May 20, 2015, the Company filed a registration statement on Form S-8 to register up to 14,256,901 shares of common stock reserved for issuance pursuant to awards granted under the 2015 Plan. Effective May 20, 2015, no further grants will be made under the Company’s 2013 Omnibus Incentive Plan.

The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock Options

The Company granted 1,496,861 and 1,838,073 stock options during the nine months ended September 30, 2015 and 2014, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The fair value at grant date prior to the Company’s initial public offering in April 2014 (the “IPO”) was determined considering the performance of the Company at the grant date as well as future growth and profitability expectations by applying market and income approaches. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
Weighted-average fair value options granted	$16.48	$13.54
Average risk-free interest rate	1.46%	1.99%
Expected stock price volatilities(a)	47.0%	50.4%
Dividend yield	None	None
Expected stock option life (years)	6.06	6.28
(a)

There was no active external or internal market for the Company’s common stock prior to the IPO in April 2014. Due to the Company’s limited trading history, the Company estimated expected volatility for the nine months ended September 30, 2015 and 2014 based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

Stock option awards as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

	Options	Weighted-Average Exercise Price	Average Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2014	6,180,795	$8.49	$172,661	7.87
Granted	1,496,861	35.71
Forfeited	(812,591)	15.11
Exercised	(2,351,842)	4.56
Outstanding at September 30, 2015	4,513,223	18.38	46,801	7.97
Vested and expected to vest at September 30, 2015	2,968,849	15.99	35,802	7.71
Exercisable at September 30, 2015	1,341,181	$6.86	$24,432	6.73

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended September 30, 2015 and 2014 was $4.6 million and $35.7 million, respectively. The aggregate intrinsic value of awards exercised during the nine months ended September 30, 2015 and 2014 was $82.6 million and $47.3 million, respectively.

The stock options vest over different lengths of time depending upon the grant. Compensation expense is recognized over the vesting period. The Company recorded compensation expense for stock options of $2.3 million for each of the three months ended September 30, 2015 and 2014 and $7.8 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015, the Company capitalized $0.1 million and $0.3 million, respectively, of stock-based compensation expense as website and software development costs. As of September 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $19.6 million and is expected to be recognized over a weighted-average period of 2.91 years.

During the nine months ended September 30, 2015 and 2014, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $22.0 million and $4.6 million, respectively. Excess tax benefits reflect the total of the individual stock option exercise transactions in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded.

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units and restricted stock awards as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015 were as follows:

	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	2,899	$31.90	—	$—
Granted	116,028	35.73	101,616	42.01
Forfeited	—	—	—	—
Vested	—	—	—	—
Outstanding at September 30, 2015	118,927	$35.64	101,616	$42.01

During the three and nine months ended September 30, 2015, compensation expense recognized related to restricted stock awards was $0.6 million and $1.3 million, respectively. During the three and nine months ended September 30, 2015, compensation expense recognized related to restricted stock units was $0.2 million and $0.3 million, respectively. There were no non-vested restricted stock units or restricted stock awards or related expense during the three and nine months ended September 30, 2014. As of September 30, 2015, $2.3 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 118,927 non-vested restricted stock units with weighted-average grant date fair values of $35.64 is expected to be recognized over a weighted-

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

average period of 2.7 years. As of September 30, 2015, $3.0 million of total unrecognized compensation cost related to 101,616 non-vested restricted stock awards with weighted-average grant date fair values of $42.01 is expected to be recognized over a weighted-average period of 1.4 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

There were no excess tax benefits related to restricted stock units or restricted stock awards during the nine months ended September 30, 2015 and 2014.

9. Income Taxes

As of September 30, 2015, the Company is under audit in the United States for the 2013 income tax year. The Company currently expects the Internal Revenue Service audit to be completed in 2015. The Company does not expect that there will be any additional tax liabilities, penalties and/or interest as a result of the audit.

10. Stockholders’ Equity

As of September 30, 2015 and December 31, 2014, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At September 30, 2015 and December 31, 2014, there were 500,000,000 shares of common stock authorized. At September 30, 2015 and December 31, 2014, there were 84,766,595 and 81,905,325 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of September 30, 2015 or December 31, 2014.

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of September 30, 2015 and December 31, 2014. Upon the closing of the Company’s IPO on April 4, 2014, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted on a one-for-one basis into an aggregate of 19,284,113 shares of common stock. There were no issued or outstanding shares of preferred stock as of September 30, 2015 or December 31, 2014.

Redeemable Common Stock

The put rights that would have required the Company to repurchase the Company’s then outstanding redeemable common stock at fair value (as defined in the stockholders agreement) determined at the redemption date were terminated and the shares converted on a one-for-one basis into an aggregate of 1,344,236 shares common stock upon the closing of the IPO on April 4, 2014. There were no outstanding shares of redeemable common stock as of September 30, 2015 or December 31, 2014.

The Company’s equity as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

(in thousands)
Balance at December 31, 2014	$770,522
Net income	26,789
Currency translation	(163)
Issuance of common stock, acquisitions	15,980
Stock-based compensation	9,710
Tax benefit related to stock-based compensation	21,987
Stock option exercises, net of withholdings and other	10,689
Balance at September 30, 2015	$855,514

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$6,867	84,583	$0.08	$6,453	79,426	$0.08
Effect of Dilutive Securities
Preferred stock	—	—		—	—
Stock options	—	1,267		—	3,345
Restricted stock units and restricted stock awards	—	17		—	—
Diluted EPS
Net income attributable to common stockholders	$6,867	85,867	$0.08	$6,453	82,771	$0.08

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$26,789			$13,498
Preferred stock tax distributions	—			(320)
Basic EPS
Net income attributable to common stockholders	26,789	83,827	$0.32	13,178	70,893	$0.19
Effect of Dilutive Securities
Preferred stock	—	—		320	6,640
Stock options	—	1,761		—	3,293
Restricted stock units and restricted stock awards	—	11		—	—
Diluted EPS
Net income attributable to common stockholders	$26,789	85,599	$0.31	$13,498	80,826	$0.17

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive shares underlying stock-based awards:
Stock options	1,725,267	233,983	1,517,215	233,983
Restricted stock awards	—	—	—	—
Restricted stock units	88,063	—	—	—

There were no outstanding restricted stock units or restricted stock awards during the three and nine months ended September 30, 2014.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

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

The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$4,063	$—	$—	$1,386	$—
Commercial paper	—	98,957	—	—	38,055	—
Corporate bonds	—	62,012	—	—	75,080	—
Total	$—	$165,032	$—	$—	$114,521	$—

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

The proliferation of mobile devices over the past few years has significantly increased the value of the GrubHub platform. The Company’s powerful, easy-to-use mobile applications for iPhone, iPad and Android, enable diners to access GrubHub whenever and wherever they want takeout. The discovery and ordering capabilities that are available on the Company’s consumer websites are also available through its mobile applications. GrubHub monetizes the orders placed through its mobile applications using the same rate as orders placed through its websites. The Company’s mobile applications make ordering from GrubHub more accessible and personal, driving increased use of the platform by restaurants and diners. Orders placed on mobile devices increased from approximately 50% of consumer orders during the three months ended September 30, 2014 to approximately 57% of consumer orders during the three months ended September 30, 2015.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Active Diners	6,431,000	4,571,000	41%	6,431,000	4,571,000	41%
Daily Average Grubs	211,500	172,700	22%	222,000	176,100	26%
Gross Food Sales (in millions)	$553.6	$423.8	31%	$1,711.1	$1,279.4	34%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and nine months ended September 30, 2015 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners primarily as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in the Company’s markets, an increase in the use of the Company’s mobile applications, which allow diners to order takeout through the platform using their mobile devices, investments in the Company’s platform to drive more orders, as well as, to a lesser extent, an increase from the inclusion of results from acquisitions during the first quarter of 2015.

Results of Operations

Three Months Ended September 30, 2015 and 2014

The following table sets forth the Company’s results of operations for the three months ended September 30, 2015 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended September 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$85,662	100%	$61,941	100%	$23,721	38%
Costs and expenses:
Sales and marketing	21,443	25%	14,883	24%	6,560	44%
Operations and support	27,637	32%	14,902	24%	12,735	85%
Technology (exclusive of amortization)	8,412	10%	6,560	11%	1,852	28%
General and administrative	10,203	12%	8,143	13%	2,060	25%
Depreciation and amortization	6,299	7%	5,748	9%	551	10%
Total costs and expenses(a)	73,994	86%	50,236	81%	23,758	47%
Income before provision for income taxes	11,668	14%	11,705	19%	(37)	(0%)
Provision for income taxes	4,801	6%	5,252	8%	(451)	(9%)
Net income attributable to common stockholders	$6,867	8%	$6,453	10%	$414	6%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$21,463	25%	$20,417	33%	$1,046	5%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $23.7 million, or 38%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily related to growth in Active Diners, which increased from 4.6 million to 6.4 million at the end of each period, driving an increase in Daily Average Grubs to 211,500 during the three months ended September 30, 2015 from 172,700 Daily Average Grubs during the same period in 2014. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the three months ended September 30, 2015 compared to the same period in 2014 due to the inclusion of results from the Company’s recent acquisitions (see Part I, Item 1, Note 3, “Acquisitions”), as well as an increase in the Company’s average commission rates.

Sales and Marketing

Sales and marketing expense increased by $6.6 million, or 44%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in the Company’s advertising campaigns, as well as growth in the Company’s sales and marketing teams including the addition of sales and marketing personnel from recent acquisitions. For the three months ended September 30, 2015 versus the same period in 2014, advertising spending increased by $5.0 million.

Operations and Support

Operations and support expense increased by $12.7 million, or 85%, for the three months ended September 30, 2015 compared to the same period in 2014. This increase was primarily attributable to expenses related to restaurant delivery services, an increase in internal and external customer service and operations personnel costs to support higher order volume, and higher payment processing costs related to the growth in orders. Delivery expenses were $6.8 million during the three months ended September 30, 2015 compared to nominal related expenses in the prior year. During the three months ended September 30, 2015, the number of customer service and operations personnel increased by 51% compared to the same period in the prior year as a result of the addition of customer service and operations personnel from recent acquisitions as well as hiring additional personnel to support the increase in orders. In addition, payment processing costs increased $1.7 million, or 23%, for the three months ended September 30, 2015 compared to the same period in the prior year due to the 31% growth in Gross Food Sales.

Technology (exclusive of amortization)

Technology expense increased by $1.9 million, or 28%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, as well as higher consulting costs to support the growth and development of the Seamless and GrubHub platforms. During the three months ended September 30, 2015, the number of technology personnel increased by 12% compared to the same period in the prior year.

General and Administrative

General and administrative expense increased by $2.1 million, or 25%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to general and administrative expenses of the Company’s recent acquisitions and an increase in other miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.6 million, or 10%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to the amortization of intangible assets acquired in the DiningIn and Restaurants on the Run acquisitions, partially offset by lower depreciation and amortization expense for certain assets that were fully amortized and disposed of in June of 2015 with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform.

Provision for Income Taxes

Income tax expense decreased by $0.5 million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily due to a lower effective tax rate in 2015 due to the corporate reorganization of the Company. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

Nine Months Ended September 30, 2015 and 2014

The following table sets forth the Company’s results of operations for the nine months ended September 30, 2015 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Nine Months Ended September 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$261,866	100%	$180,560	100%	$81,306	45%
Costs and expenses:
Sales and marketing	66,229	25%	47,168	26%	19,061	40%
Operations and support	74,941	29%	44,743	25%	30,198	67%
Technology (exclusive of amortization)	23,980	9%	17,973	10%	6,007	33%
General and administrative	29,049	11%	25,087	14%	3,962	16%
Depreciation and amortization	21,377	8%	16,878	9%	4,499	27%
Total costs and expenses(a)	215,576	82%	151,849	84%	63,727	42%
Income before provision for income taxes	46,290	18%	28,711	16%	17,579	61%
Provision for income taxes	19,501	7%	15,213	8%	4,288	28%
Net income	26,789	10%	13,498	7%	13,291	98%
Preferred stock tax distributions	—	—%	(320)	(0%)	320	(100%)
Net income attributable to common stockholders	$26,789	10%	$13,178	7%	$13,611	103%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$78,131	30%	$53,732	30%	$24,399	45%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

________________________________

Revenues

Revenues increased by $81.3 million, or 45%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily related to growth in Active Diners, which increased from 4.6 million to 6.4 million at the end of each period, driving an increase in Daily Average Grubs to 222,000 during the nine months ended September 30, 2015 from 176,100 Daily Average Grubs during the same period in 2014. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the nine months ended September 30, 2015 compared to the same period in 2014 due to the inclusion of results from the Company’s recent acquisitions (see Part I, Item 1, Note 3, “Acquisitions”) as well as an increase in the Company’s average commission rates. The increase in commission rates was driven by the Company’s implementation of a new feature on the Seamless platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on the commission rate they choose as well as, to a lesser extent, higher commission rates from the Company’s recent acquisitions.

Sales and Marketing

Sales and marketing expense increased by $19.1 million, or 40%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in the Company’s advertising campaigns, particularly in television, as well as growth in the Company’s sales and marketing teams including the addition of sales and marketing personnel from recent acquisitions. For the nine months ended September 30, 2015 versus the same period in 2014, advertising spending increased by $14.6 million.

Operations and Support

Operations and support expense increased by $30.2 million, or 67%, for the nine months ended September 30, 2015 compared to the same period in 2014. This increase was primarily attributable to expenses related to restaurant delivery services, higher payment processing costs related to the growth in orders, and an increase in internal and external customer service and operations personnel costs to support higher order volume. Delivery expenses were $12.6 million during the nine months ended September 30, 2015 compared to nominal related expenses in the prior year. In addition, payment processing costs increased $7.2 million, or 32%, for the nine months ended September 30, 2015 compared to the same period in the prior year due to the 34% growth in Gross Food Sales. During the same period, the number of customer service and operations personnel increased by 28%, including the addition of customer service and operations personnel from recent acquisitions.

Technology (exclusive of amortization)

Technology expense increased by $6.0 million, or 33%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, and higher consulting costs to support the growth and development of the Seamless and GrubHub platforms. During the nine months ended September 30, 2015, the number of technology personnel increased by 23% compared to the same period in the prior year.

General and Administrative

General and administrative expense increased by $4.0 million, or 16%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to general and administrative expenses of the Company’s recent acquisitions, acquisition-related expenses and an increase in other miscellaneous expenses required to support growth in the business, partially offset by restructuring expenses incurred during the nine months ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.5 million, or 27%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to the amortization of intangible assets acquired in the DiningIn and Restaurants on the Run acquisitions as well as the accelerated amortization and depreciation of certain assets. During the nine months ended September 30, 2015, the Company recorded approximately $1.9 million of accelerated depreciation and amortization expense for developed and purchased software and computer equipment assets that were disposed of in June of 2015 with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform.

Provision for Income Taxes

Income tax expense increased by $4.3 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to the increase in income before provision for income taxes due to the factors described above, partially offset by a $2.0 million increase in the Company’s deferred tax liabilities as a result of a change in state tax law during the nine months ended September 30, 2014 and the decrease in the effective tax rate due to the corporate reorganization of the Company. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$6,867	$6,453	$26,789	$13,498
Income taxes	4,801	5,252	19,501	15,213
Depreciation and amortization	6,299	5,748	21,377	16,878
EBITDA	17,967	17,453	67,667	45,589
Acquisition and restructuring costs(a)	383	670	1,086	1,162
Stock-based compensation	3,113	2,294	9,378	6,981
Adjusted EBITDA	$21,463	$20,417	$78,131	$53,732
(a)	Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives.

______________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, the Company had cash and cash equivalents of $153.0 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $142.1 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company’s primary source of liquidity is cash flows from operations.

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

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$13,590	$47,258
Net cash used in investing activities	(94,926)	(71,321)
Net cash provided by financing activities	32,676	149,655

Cash Flows Provided by Operating Activities

For the nine months ended September 30, 2015, net cash provided by operating activities was $13.6 million compared to $47.3 million for the same period in 2014. The decrease in cash flows from operations was driven primarily by changes in the Company’s operating assets and liabilities and a decrease in non-cash expenses, partially offset by an increase in net income of $13.3 million. The decrease in non-cash expenses primarily related to the change in deferred taxes of $11.0 million, partially offset by an increase in depreciation and amortization of $4.5 million and an increase of $2.4 million related to stock-based compensation. In addition, during the nine months ended September 30, 2015 and 2014, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

a decrease in the restaurant food liability of $31.4 million due to the timing of payments to our restaurants at quarter-end for the nine months ended September 30, 2015 compared to an increase of $13.5 million for the nine months ended September 30, 2014;

•

an increase in accounts receivable of $6.9 million due to an increase in amounts owed by the Company’s payment processors for prepaid orders placed through the platform due to the timing of processor payments at quarter-end along with amounts owed by customers of the Company’s corporate ordering program for the nine months ended September 30, 2015 compared to an increase of $13.6 million for the nine months ended September 30, 2014; and

•	a decrease in accrued expenses of $1.8 million during the nine months ended September 30, 2015 compared to an increase of $4.8 million during the nine months ended September 30, 2014.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented included acquisitions of businesses, purchases of and proceeds from maturities of short-term investments, website and internal-use software development and the purchase of property and equipment to support increased headcount.

For the nine months ended September 30, 2015, net cash used in investing activities was $94.9 million compared to $71.3 million for the same period in the prior year. The increase in net cash used in investing activities during the nine months ended September 30, 2015 was primarily due to an increase in the purchases of short-term investments of $88.5 million and acquisitions of businesses of $55.7 million, partially offset by proceeds from maturities of short-term investments of $122.9 million.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted primarily of net proceeds from the issuance of common stock in the Company’s initial public offering in April 2014 (the “IPO”) and follow-on offering in September of 2014 (the “follow-on offering”), as well as excess tax benefits related to stock-based compensation and proceeds from the exercise of stock options.

For the nine months ended September 30, 2015, net cash provided by financing activities was $32.7 million compared to $149.7 million for the nine months ended September 30, 2014. The decrease in cash provided by financing activities during the nine months ended September 30, 2015 as compared to the same period in the prior year primarily resulted from net proceeds from the issuance of common stock in the IPO of $94.9 million in April 2014 and net proceeds from the issuance of common stock in the follow-on offering of $48.0 million, partially offset by excess tax benefits related to stock-based compensation of $22.0 million and an increase in proceeds from stock option exercises of $6.0 million.

Acquisitions

On February 4, 2015 and February 27, 2015, the Company completed the acquisitions of restaurant delivery service providers, DiningIn and Restaurants on the Run, respectively. Aggregate consideration for the two acquisitions was a total of approximately $55.7 million in cash and 407,812 restricted shares of the Company’s common stock, or an estimated total transaction value of approximately $71.7 million, net of cash acquired of $0.7 million, based on the Company’s closing share price on the respective closing dates.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

The Company did not have any long-term borrowings as of September 30, 2015.

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

Risks Related to Market Conditions

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the consolidated financial statements. As of September 30, 2015, the Company had $387.6 million in goodwill.

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

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations

On October 5, 2015, the Company entered into a second amendment to the lease agreement for the Company’s headquarters located in Chicago, Illinois (the “Second Amendment”).  The term of the lease, as amended by Second Amendment, is approximately 120 months from on or about April 1, 2016.  The Second Amendment, among other things, increases the size of the Company’s headquarters in the Building by 30,255 square feet by January 1, 2016 and by an additional 26,355 square feet by September 4, 2016. (See Part II, Item 6, Exhibit 10.3, of this Quarterly Report on Form 10-Q for further details.)

The operating leases acquired in the acquisitions of DiningIn and Restaurants on the Run have also increased the Company’s commitments under contractual obligations. The impact of the acquired contractual obligations is reflected in the table below.

The Company’s future minimum payments under non-cancelable operating leases for equipment and office facilities, as updated to reflect the changes described above, were as follows as of September 30, 2015:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$3,697	$8,109	$9,428	$20,761	$41,995

The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees.

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

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements. There were no accounting standards adopted during the nine months ended September 30, 2015.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2015 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 3, 2014, the Company’s registration statement on Form S-1 (File No. 333-194219) was declared effective by the SEC for an initial public offering pursuant to which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The offering resulted in net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. There have been no material changes in the planned use of proceeds from the initial public offering from that described in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on April 7, 2014.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2015.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the three months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.49	Office Building Lease, dated March 23, 2012, by and between 111 West Washington, LLC and GrubHub, Inc.	8-K	001-36389	10.1	October 9, 2015

10.50	First Amendment to Lease, dated December 11, 2013, by and between Burnham Center – 111 West Washington, LLC and GrubHub, Inc.	8-K	001-36389	10.2	October 9, 2015

10.51	Second Amendment to Lease, dated October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and GrubHub Holdings Inc.	8-K	001-36389	10.3	October 9, 2015

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: November 12, 2015