Form 10-K
period 2015-12-31
GrubHub Inc.
filed 2016-02-26
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2015, was $2,186,085,162.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2016 was 84,576,652.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 11, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Seamless Holdings Corporation (“Seamless Holdings” and, together with Seamless North America, the “Seamless Platform” or “Seamless”), from January 1, 2013 through August 8, 2013 (the “Merger Date”), (ii) for both Grubhub Holdings Inc. (the “Grubhub Platform” or “Grubhub” and collectively with the Seamless Platform, the “platform”) and the Seamless Platform after the Merger Date through December 31, 2013 (iii) Grubhub Inc. as of December 31, 2013, 2014 and 2015 and for the years ended December 31, 2014 and 2015 and (iv) the results of acquired businesses from the relevant acquisition dates in 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the plans, estimates, and beliefs of the Company (as defined below). Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors”. The forward-looking statements in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.  See “Cautionary Statement Regarding Forward-Looking Statements” below for additional information.

PART I.

Item 1.	Business

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 40,000 local restaurants with hungry diners in more than 1,000 cities across the United States and is focused on transforming the takeout experience. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows.

The Company’s target market is primarily composed of independent restaurants. These independent restaurants remain local, highly fragmented and are mostly owner-operated family businesses. According to Euromonitor, Americans spent $221 billion at these approximately 365,000 independent restaurants in 2013. Of that amount, the Company believes that Americans spent approximately $70 billion on takeout at these independent restaurants in 2013. Additionally, the Company’s delivery services have increased its opportunity to work with restaurant chains. Based on forecast amounts included in the 2013 Euromonitor report, the Company believes that Americans spent more than $200 billion on takeout at restaurant chains and independent restaurants in 2015.

For restaurants, takeout enables them to grow their business without adding seating capacity or wait staff. Advertising for takeout, typically done through the distribution of menus to local households or advertisements in local publications, is often inefficient and requires upfront payment with no certainty of success. In contrast, Grubhub provides restaurants on its platform with an efficient way to generate more takeout orders. Grubhub enables restaurants to access local diners at the moment when those diners are hungry and ready to purchase takeout. In addition, the Company does not charge the restaurants in its network any upfront or subscription fees, does not require any discounts from their full price menus and only gets paid for the orders the Company generates for them, providing restaurants with a low-risk, high-return solution. The Company charges restaurants a per-order commission that is primarily percentage-based. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of December 31, 2015, the Company was providing delivery services in approximately 50 markets across the country.

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

The proliferation of mobile devices over the past few years has significantly increased the value of the Grubhub platform. The Company’s powerful, easy-to-use mobile applications for iPhone, iPad, Android, iWatch and Apple TV enable diners to access Grubhub whenever and wherever they want takeout. The discovery and ordering capabilities that are available on the Company’s consumer websites are also available through its mobile applications. Grubhub monetizes the orders placed through its mobile applications using the same rate as orders placed through its websites. The Company’s mobile applications make ordering from Grubhub more accessible and personal, driving increased use of the platform by restaurants and diners. Orders placed on mobile devices increased from approximately 39% of consumer orders during the first quarter of 2013 to approximately 58% of consumer orders during the quarter ended December 31, 2015.

The Company generates revenues primarily when diners place an order on its platform. Restaurants pay a commission, typically a percentage of the transaction on orders that are processed through the Company’s platform. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the minimum rate, to affect their relative priority in the Company’s sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. For most orders, diners use a credit card to pay the Company for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. The Company also deducts commissions for other transactions that go through its platform, such as cash transactions for restaurants in the network, from the aggregate proceeds received. Additionally, the Company provides consolidated invoicing for its corporate program customers generally on a monthly basis.

Organization

Grubhub was founded in 2004 and Seamless was founded in 1999. The merger of Grubhub and Seamless was completed on August 8, 2013 (the “Merger”). The Merger enabled the Company to expand its two-sided network, connecting customers in the geographies it serves with more restaurants. The Merger also enabled the Company to eliminate duplicative expenses and take advantage of a complementary geographic footprint.

On April 4, 2014, the Company completed an initial public offering (the “IPO”) and its common stock is listed on The New York Stock Exchange (the “NYSE”) under the ticker symbol “GRUB”. For additional details regarding the Company’s IPO, see Note 11,“Stockholder’s Equity”, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Acquisitions

In February 2015, the Company acquired the assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”) and the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”), and, in December 2015, the Company acquired the membership units of Mealport USA, LLC d/b/a Delivered Dish (“Delivered Dish”). For a description of the Company’s acquisition of these restaurant delivery services, see Note 3, “Acquisitions”, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Growth Strategy

The Company strives to make Grubhub an integral part of everyday life for restaurants and diners through the following growth strategies:

•

Grow the Two-Sided Network. The Company intends to continue to grow the number of independent restaurants and restaurant chains in existing and new geographic markets by providing them with opportunities to generate more takeout orders and by offering delivery services. The Company intends to continue to grow the number of diners and orders placed on the network primarily through word-of-mouth referrals, marketing that encourages adoption of the Company’s mobile applications and increased order frequency.

•

Enhance the Platform. The Company plans to continue to invest in its websites and mobile products and its independent delivery network, develop new products and better leverage the significant amount of order data that the Company collects.

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

The Grubhub Solution

The Company focuses on providing value to both restaurants and diners through its two-sided network. Grubhub provides restaurants with more orders, helps them serve diners better, facilitates delivery logistics in certain markets, and enables them to improve the efficiency of their takeout business. For diners, Grubhub makes takeout accessible, simple and enjoyable, enabling them to discover new restaurants and accurately and easily place their orders anytime and from anywhere.

Restaurant Benefits

With more than 40,000 restaurants in the Company’s network as of December 31, 2015, management believes that Grubhub provides restaurants with the following key benefits:

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

•

Delivery. In certain markets, the Company offers delivery services to the restaurants on its platform. By providing delivery services, the Company allows restaurants to focus on making great food while Grubhub handles the complexity of operating the delivery networks.

Diner Benefits

With 6.7 million Active Diners as of December 31, 2015 and more than 227,100 combined Daily Average Grubs during the year ended December 31, 2015, management believes that Grubhub provides diners with the following key benefits:

•

Discovery. Grubhub aggregates menus and enables ordering from restaurants across more than 1,000 cities in the United States as of December 31, 2015, in most cases providing diners with more choices than the “menu drawer” and allowing them to discover hidden gems from local restaurants in the network.

•

Convenience. Using Grubhub, diners do not need to place their orders over the phone. Grubhub provides diners with an easy-to-use, intuitive and personalized platform that makes ordering simple from any connected device.

•	Control and Transparency. The Grubhub platform empowers diners with a “direct line” into the kitchen, without having to talk to a distracted order-taker in an already error-prone process.
•	Service. For diners, Grubhub’s role is similar to that of the waiter in a restaurant, providing a critical layer of customer service that is typically missing in takeout.

Challenges

The Company faces several key challenges in continuing to grow its business and maintaining profitability. These challenges include that:

•	long-term growth depends on the Company’s ability to continue to expand its network of restaurants and diners in a cost-effective manner;
•	the ability to realize the benefits of acquired businesses depends on the successful integration of the operations of the acquired businesses with those of the Company;
•	the ability to realize the benefits of the investment in the Company’s delivery network depends on the efficient utilization and expansion of such network; and
•

while the Company’s primary competition remains the traditional offline takeout ordering method, new competitors could emerge and existing competitors could gain traction in the Company’s markets. These competitors may have greater resources than Grubhub and could impact the Company’s growth rates and ability to maintain profitability.

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

Grubhub and Seamless Mobile Apps and Mobile Website

The Company offers diners access to the network through its mobile applications designed for iPhone, iPad, Android, iWatch and Apple TV devices. The mobile applications provide diners with the same functionality as the Company’s websites, including restaurant discovery, search and ordering. Diners can also access the platform from their mobile devices through the mobile website using any mobile browser. For restaurants, all mobile orders are received in the same way as the website-based orders, and the Company charges the same commission for both.

Corporate Program

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

Delivery

In certain markets, the Company offers delivery services to the restaurants on its platform.  By providing delivery services, the Company is able to significantly broaden the number of restaurants it can offer to diners while enhancing the transparency, consistency and reliability of the diner experience. Delivery services benefit the restaurants by allowing them to focus on making great food while Grubhub handles the complexity of operating the delivery networks.

Allmenus and MenuPages

Allmenus.com and MenuPages.com (“MenuPages”) provide an aggregated database of approximately 380,000 menus from restaurants across all 50 U.S. states. The websites are searchable by cuisine type, restaurant name, menu items and other criteria. For those restaurants whose menus are posted on allmenus.com or MenuPages and which are also part of the Company’s restaurant network, the sites provide a link from their menus to grubhub.com and seamless.com, as applicable, through which diners can then place their orders, providing the Company with an efficient customer acquisition channel.

OrderHub, Boost and GrubCentral

Restaurants have historically received orders from Grubhub through a facsimile or email and are required to confirm the order over the phone. Though most of the restaurants on the Company’s platform still use this traditional method, several thousand restaurants use the tablet solutions, OrderHub and Boost, and the responsive web application that can be accessed from computers and mobile devices, GrubCentral. These tools can electronically receive and display orders at the restaurant and provide operators with the capability to acknowledge receipt of the order, update the estimated completion time and status, specify driver pick-up times, monitor delivery status for delivery drivers in Grubhub’s network, update menu items and perform other administrative functions with an easy-to-use application. OrderHub, Boost and GrubCentral allow the Company to monitor orders through the takeout process (receipt, ready for pickup, on the way, etc.). In turn, Grubhub can make that information available to hungry diners who are waiting for their orders, thus providing greater transparency, reducing their frustration and making the takeout experience more enjoyable.

Restaurant Websites

The Company offers the restaurants in its network a turnkey website design and hosting service powered by template-driven technology, which provides the restaurants in the network with a simple yet effective online presence. Grubhub processes the orders placed through these websites through its platforms.

Customer Care

Restaurants

Customer service is an important component of Grubhub’s value proposition for restaurants, enabling them to focus on food preparation. The Company provides restaurants with 24/7 service, where representatives are able to assist with problems that may arise. The Company tracks and manages restaurant performance on the platform, helping restaurants manage capacity issues while ensuring that diners receive the service they expect.

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

Geographic Markets

The Company’s geographic reach includes more than 1,000 cities across the United States as of December 31, 2015. The Company’s largest markets are: Boston, Chicago, Los Angeles, New York, Philadelphia, San Francisco and Washington, D.C. During the years ended December 31, 2015, 2014 and 2013, the Company also generated a nominal amount of foreign revenues through its U.K. subsidiary.

Sales and Marketing

The Company’s sales team adds new restaurants to the network by emphasizing Grubhub’s low risk, high return proposition: providing more orders, without charging any upfront payments or subscription fees or requiring any discounts from a restaurant’s full price menus, and Grubhub only gets paid on orders it generates for them. The Company’s delivery network has also expanded the Company’s offerings and ability to attract restaurants that do not have their own delivery operations. Many of the leads for new restaurants are generated through the Company’s websites, including allmenus.com and MenuPages, which provide insights into which restaurants are popular with diners and are not yet on the network. The Company then contacts those restaurants either through the inside sales team, based in the Chicago office, or through the local, “feet-on-the-street” sales force. Once restaurants have joined the network, Grubhub representatives continue to work with them to maintain quality control and to increase their order volume. The sales team also focuses on adding new corporate program clients by emphasizing Grubhub’s value proposition: a wide variety of ordering options for employees and proprietary tools that provide rule-based ordering and consolidated reporting and invoicing for employers.

The Company believes that its online ordering platform, innovative products and excellent customer service are its best and most effective marketing tools, helping to generate strong word-of-mouth referrals, which have been the primary driver of the Company’s diner growth. The Company’s integrated marketing efforts are aimed at encouraging new diners to try the platform and driving existing diners to engage more frequently with the platform. The Company uses both online as well as offline advertising. The advertisements educate people about Grubhub in an amusing and sometimes irreverent way, generating awareness among potential diners and driving overall order growth.

Technology

The Company generally develops additional features for its platform in-house, focusing on quick release cycles and constant improvement. Grubhub’s web and mobile properties are either stored on secure remote servers and software networks through a public cloud provider or hosted by a third-party provider of hosting services. The Company’s primary third-party hosting service providers are located in Illinois and Utah. The platform includes a variety of encryption, antivirus, firewall and patch-management technology to protect and maintain the systems and computers across the business. The Company relies on third-party off-the-shelf technology as well as internally developed and proprietary products and systems to ensure rapid, high-quality customer service, software development, website integration, updates and maintenance. The Company leverages off-the-shelf hardware and software platforms in order to build and customize its hardware-based products, such as tablets (based on the Android operating system) installed with OrderHub, Boost or GrubCentral applications.

Customers

As of December 31, 2015, the Company served approximately 6.7 million Active Diners and over 40,000 restaurants. For the years ended December 31, 2015, 2014 and 2013, none of these Active Diners or restaurants accounted for 1% or more of the Company’s net revenues.

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

The Company’s online competition consists primarily of national and local service providers, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of chain restaurants that also offer takeout. Compared to other online platforms, Grubhub offers diners choices, with over 40,000 restaurants on the Company’s platform, including low cost delivery, no service or processing fees and no menu mark-ups. The Company also competes for diners with online competitors on the basis of convenience, control and customer service. For restaurants, Grubhub competes with other online platforms based on its ability to generate additional orders, manage challenges such as customization, change orders, menu updates and specials and the ability to help them improve their operational efficiency, with product innovations like GrubCentral, OrderHub and Boost, and diner experience.

Management believes the Company competes favorably based on these factors and its singular focus on connecting restaurants and diners for takeout ordering. Although paper menus are still the Company’s biggest competition, based on available information regarding the number of diners and restaurants on the platform and the number of orders processed through the platform, management believes Grubhub is the largest online provider of takeout orders in the United States for independent restaurants.

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

As of December 31, 2015, the Company had nearly 50 trademarks registered in the United States and five registered abroad, including: “Grubhub,” “happy eating,” “Seamless,” “OrderHub” and “Your food is here.” The Company has also filed eleven other trademark applications including eight applications pending in the United States and three applications pending abroad and may pursue additional trademark registrations to the extent management believes it will be beneficial and cost-effective. In 2015, the Company acquired nine trademarks registered in the United States and Canada through the acquisitions of DiningIn and Restaurants on the Run.

As of December 31, 2015, the Company had six patents issued in the United States, three of which are scheduled to expire in 2020, two of which are scheduled to expire in 2031, and one of which is scheduled to expire in 2032. The Company also had 15 patent applications pending in the United States and three patent applications pending in foreign countries as of December 31, 2015, which seek to cover proprietary inventions relevant to the Company’s products and services. The Company may pursue additional patent protection to the extent management believes it will be beneficial and cost effective.

The Company is the registered holder of a variety of domestic and international domain names that include the terms “Grubhub,” “Seamless,” “Allmenus,” “MenuPages,” “DiningIn,” “ROTR”, “Delivered Dish” and certain other trademarks and similar variations of such terms.

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

Employees

As of February 19, 2016, the Company had approximately 1,105 full-time equivalent employees. None of the Company’s employees is represented by a labor union with respect to his or her employment with Grubhub.

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

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Emerging Growth Company Status

As of June 30, 2015, the Company had a public float of greater than $700 million and is therefore no longer considered an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 as of the filing of this Annual Report on Form 10-K for the fiscal year ending December 31, 2015. As such, the Company is no longer eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, as amended (“Section 404”);

•

a requirement to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure;

•	reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements; and
•	an exemption from the requirement to seek non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We rely upon restaurants in our network, principally small and local independent businesses, and, to a lesser degree, our independent contractor driver network, to provide quality food to our diners on a timely basis. If these restaurants or our independent contractor driver network experience difficulty servicing diner demand, producing quality food, providing timely delivery and good service or meeting our other requirements or standards, our reputation and brand could be damaged. In addition, if restaurants in our network were to cease operations, temporarily or permanently, face financial distress or other business disruption, or if our relationships with restaurants in our network deteriorate, we may not be able to provide diners with restaurant choices. This risk is more pronounced in markets where we have fewer restaurants. In addition, if we are unsuccessful in choosing or finding popular restaurants, if we fail to negotiate satisfactory pricing terms with them or if we ineffectively manage these relationships, it could harm our business and results of operations.

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

We have experienced rapid growth in our headcount and operations, both through organic growth and recent acquisitions. This growth places substantial demands on management and our operational infrastructure. Many of our employees have been with us for fewer than 18 months. We have and intend to continue to make substantial investments in our technology, customer service, sales and marketing infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our Company culture. We may not be able to manage growth effectively. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, business and results of operations.

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

In addition, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. For example, we could be subject to claims related to the content published on allmenus.com and MenuPages, which contain approximately 380,000 menus, based on the fact that we do not obtain prior permission from restaurants to include their menus.

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

It is critical to our success that restaurants and diners within our geographic markets be able to access our platform at all times. We have previously experienced service disruptions and, in the future, we may experience service disruptions, outages or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of diners accessing our platform simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our products become more complex and our diner traffic increases. If our platform is unavailable when diners attempt to access it or it does not load as quickly as they expect, diners may seek other services, and may not return to our platform as often in the future, or at all. This would harm our ability to attract restaurants and diners and decrease the frequency with which they use our platform. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations would be harmed.

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

In addition, we rely on off-the-shelf hardware and software platforms developed by third parties to build and customize our OrderHub, GrubCentral and Boost tablet and mobile applications. If third parties fail to continue to produce or maintain these hardware and software platforms, our OrderHub, GrubCentral and Boost tablet and mobile applications may become less accessible to restaurants and diners, and our business and results of operations could be harmed.

If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of restaurants and diners to access our content, restaurants and diners may curtail or stop use of our platform.

Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service, misappropriation of data through website scraping or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Like most Internet companies, we have experienced interruptions in our service in the past due to software and hardware issues as well as denial-of-service and other cyber-attacks and, in the future, may experience compromises to our security that result in performance or availability problems, the complete shutdown of our websites or the loss or unauthorized disclosure of confidential information. In the event of a prolonged service interruption or significant breach of our security measures, our restaurants and diners may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely. We may be unable to implement adequate preventative measures against or proactively address techniques used to obtain unauthorized access, disable or degrade service or sabotage systems because such techniques change frequently, often remain undetected until launched against a target and may originate from remote areas around the world that are less regulated. Any or all of these issues could harm our ability to attract new restaurants and diners or deter current restaurants and diners from returning, reduce the frequency with which restaurants and diners use our platform, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business and results of operations.

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

In addition to the traditional takeout ordering process, we compete with other online food ordering businesses, chain restaurants that have their own online ordering platforms, point of sale companies and restaurant delivery services. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater market share in certain markets and larger existing user bases in certain markets and substantially greater financial, technical and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in restaurant and diner requirements that may render our products less attractive or obsolete. These competitors have and may continue to introduce new products with competitive price and performance characteristics and they may undertake more aggressive marketing campaigns than ours. Large Internet companies with substantial resources, users and brand power have also entered our market and compete with us. Furthermore, independent restaurants could determine that it is more cost effective to develop their own platform to permit online takeout orders rather than use our service.

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

As part of our business strategy, we have and we will continue to selectively explore acquisition opportunities of companies and technologies to strengthen our platform. For example, in 2015, we completed the acquisitions of DiningIn, Restaurants on the Run and Delivered Dish. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

We are subject to a variety of laws in the United States, including laws regarding data retention, online credit card payments, privacy, data security, distribution of user-generated content, consumer protection, tax and securities laws, which are frequently evolving and developing.  The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting.

In addition, we may be subject to foreign data protection, privacy, and other laws and regulations, which can be more restrictive than those in the United States and could impact our ability to transfer, process and/or receive transnational data.  For example, in October 2015, the European Court of Justice overturned the validity of the U.S.–E.U. Safe Harbor framework.  It is difficult to ascertain whether or how this ruling or any subsequent agreement may impact our business in the United Kingdom. It is also likely that if our business grows and evolves and our products are used in a greater number of geographies, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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

Grubhub is expanding its independent contractor driver network.  The status of the drivers as independent contractors, rather than employees, has been and may continue to be challenged. A reclassification of the drivers as employees could harm our business or results of operations.

We are involved or may become involved in legal proceedings that claim that members of the delivery network who we treat as independent contractors for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, there can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would mandate that we change our classification of the drivers. In the event of a reclassification of members of our independent contractor driver network as employees, we could be exposed to various liabilities and additional costs.  These liabilities and costs could have an adverse effect on our business and results of operations and/or make it cost prohibitive for us to deliver orders using our driver network, particularly in geographic areas where we don’t have a lot of volume.  These liabilities and additional costs could include exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.

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

We have registered, among numerous other trademarks, “Grubhub,” “happy eating,” “Seamless,” “OrderHub” and “Your food is here” as trademarks in the United States. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and results of operations.

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

For example, we are currently a defendant in a patent infringement suit filed by Ameranth, Inc. (“Ameranth”) in which we are alleged to infringe on patents relating to online ordering software. See Part I, Item 3, “Legal Proceedings,” and Part II, Item 8, Note 8, “Commitments and Contingencies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a further discussion of this litigation. This litigation could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable and, as a result of this litigation, we may be required to pay damages, an injunction may be entered against us, or a license or other right to continue to deliver an unmodified version of the service may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage restaurants and diners from using our products.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the listing requirements of the NYSE, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Our management team, including our CEO, has limited experience in managing publicly traded companies. Our management team and other personnel devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we have taken various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which have required us to incur additional costs and expenses and could harm our results of operations.

Risks Related to Ownership of Our Common Stock

A significant portion of our common stock is held by our existing executive officers, directors and holders of 5% or more of our outstanding common stock, whose interests may differ from yours.

As of February 19, 2016, our current executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 60% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of your investment. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The trading price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Since shares of our common stock were sold in our IPO in April 2014 at a price of $26.00 per share, the reported high and low sales prices of our common stock has ranged from $22.49 to $47.95 through December 31, 2015. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the trading price of our common stock include the following:

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

In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business and results of operations.

We cannot guarantee that we will repurchase additional shares of our common stock pursuant to our ongoing share repurchase program or that our share repurchase program will enhance stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On January 22, 2016, our Board of Directors approved a program that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase.

Although our Board of Directors has approved the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice, which could result in a decrease in the trading price of our common stock. In addition, repurchases of our common stock pursuant to our share repurchase program could affect the trading price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, our share repurchase program may cause us to incur debt or reduce our cash reserves, and those reserves may be reduced further in the future, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There is no assurance that our share repurchase program will enhance stockholder value and short-term stock price fluctuations could reduce the program’s effectiveness.

If we are unable to implement and maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

We are responsible for implementing and maintaining adequate internal control over financial reporting and are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. While we have determined that our internal control over financial reporting was effective as of December 31, 2015, as indicated in our Management’s Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we must continue to monitor and assess our internal control over financial reporting. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock. In addition, if we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NYSE or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our stock.

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

The Company’s principal executive offices are located at 111 W. Washington, Suite 2100, Chicago, Illinois 60602. As of December 31, 2015, the Company leased approximately 102,132 square feet of office space that houses the principal operations in Chicago, Illinois, approximately 28,700 square feet of office space in New York, New York and an aggregate of approximately 46,000 square feet of office space in various locations throughout the U.S. as a result of recent acquisitions. Under the terms of the second amendment to the lease agreement, the size of the Company’s Chicago office will be increased by an additional 26,355 square feet by September 4, 2016. The Company believes these facilities are in good condition and sufficient for its current needs, but may need to seek additional or expanded facilities if the business continues to grow.

Item 3.	Legal Proceedings

In August 2011, Ameranth filed a patent infringement action against a number of defendants, including Grubhub Holdings Inc. in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). In September 2011, Ameranth amended its complaint in the ’1810 action to also allege patent infringement against Seamless North America. Ameranth alleged that the Grubhub Holdings Inc. and Seamless North America ordering systems, products and services infringe claims 12 through 15 of U.S. Patent No. 6,384,850 (the “850 patent”) and claims 11 and 15 of U.S. Patent No. 6,871,325 (the “325 patent”).

In March 2012, Ameranth initiated eight additional actions for infringement of a third, related patent, U.S. Patent No. 8,146,077, (the “077 patent”) in the same forum, including separate actions against Grubhub Holdings Inc., Case No. 3:12-cv-739 (the “’739 action”), and Seamless North America, Case No. 3:12-cv-737 (the “’737 action”). In August 2012, the Court severed the claims against Grubhub Holdings Inc. and Seamless North America in the ’1810 action and consolidated them with the ’739 action and the ’737 action, respectively. Later, the Court consolidated these separate cases against Grubhub Holdings Inc. and Seamless North America, along with the approximately 40 other cases Ameranth filed in the same district, with the original ’1810 action. In their answers, Grubhub Holdings Inc. and Seamless North America denied infringement and interposed various defenses, including non-infringement, invalidity, unenforceability and inequitable conduct.

No trial date has been set for this case and the consolidated case remains stayed. Management believes this case lacks merit and that the Company has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, management is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of the counterclaims. The Company has not recorded an accrual related to this lawsuit as of December 31, 2015, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low intraday sales prices of the Company’s common stock as reported by the NYSE:

	Intraday Sales Prices
	2015		2014
	High	Low	High	Low
First Quarter	$47.95	$33.83	n/a	n/a
Second Quarter(a)	47.38	33.27	40.80	29.86
Third Quarter	36.31	23.53	45.80	30.62
Fourth Quarter	32.97	22.49	39.56	30.91
(a)	Reflects for the second quarter of 2014 the high and low intraday sales price for the period beginning April 4, 2014 through June 30, 2014.

Holders

As of the close of business on February 19, 2016, there were approximately 109 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

The Company made total cash distributions to common and preferred stockholders of $0.3 million and $1.9 million in 2014 and 2013, respectively. There were no distributions to common and preferred stockholders during the year ended December 31, 2015 and the Company currently intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company’s board of directors, subject to applicable laws, and will depend on a number of factors, including the Company’s financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the board of directors may deem relevant.

Use of Proceeds and Issuer Purchases of Equity Securities

Use of Proceeds

On April 3, 2014, the Company’s registration statement on Form S-1 (File No. 333-194219) was declared effective by the SEC for an initial public offering pursuant to which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The offering resulted in net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. There have been no material changes in the planned use of proceeds from the IPO from that described in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 7, 2014.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended December 31, 2015.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the three months ended December 31, 2015.

On January 22, 2016, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock (see Part II, Item 8, Note 15, “Subsequent Events” to the accompanying consolidated financial statements in this Annual Report on Form 10-K for additional details).

Company Stock Performance Graph

The following graph shows a comparison of cumulative total return for the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index from April 4, 2014 (the date the Company’s common stock commenced trading on the NYSE) through January 31, 2016. The graph assumes that $100 was invested at market close on April 3, 2014 in each of the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The cumulative total returns for the NYSE Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Grubhub Inc. under the Securities Act, or the Exchange Act.

Item 6.	Selected Financial Data

The selected financial data presented below reflects the results of operations and financial condition of (i) the Seamless Platform as of and for the years ended December 31, 2011 and 2012 (ii) the Seamless Platform from January 1, 2013 through August 8, 2013 (the “Merger Date”) and for both the Seamless Platform and the Grubhub Platform after the Merger Date (iii) Grubhub Inc. for the years ended December 31, 2014 and 2015 and as of December 31, 2013, 2014 and 2015 and (iv) the results of acquired businesses from the relevant acquisition dates in 2015. The audited consolidated financial statements reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair presentation of the financial statements. The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2015	2014	2013(a)	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$361,825	$253,873	$137,143	$82,299	$60,611
Total costs and expenses	299,896	208,889	122,254	73,567	50,620
Income before provision for income taxes	61,929	44,984	14,889	8,732	9,991
Net income	38,077	24,263	6,747	7,919	15,211
Net income per share attributable to common stockholders:
Basic	$0.45	$0.33	$0.14	$0.24	$0.48
Diluted	$0.44	$0.30	$0.12	$0.19	$0.36
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$310,741	$313,137	$86,542	$41,161	$3,383
Working capital(b)(c)	266,662	241,199	25,880	3,811	(11,931)
Total assets(c)	1,060,248	978,877	759,124	206,229	184,940
Redeemable common stock	—	—	18,415	—	—
Total stockholders’ equity	877,596	770,522	557,375	137,888	131,971
Other Financial Information:
Adjusted EBITDA(d)	$104,967	$78,703	$38,134	$17,185	$14,827
Cash Flow Data:
Net cash provided by operating activities	$44,755	$72,904	$40,819	$29,578	$32,094
Net cash provided by (used in) investing activities	(116,397)	(118,740)	6,245	10,303	(36,949)
Net cash provided by (used in) financing activities	39,404	161,332	(1,842)	(2,218)	7,321

Reflects results of acquired businesses from the relevant acquisition dates.

(a)	Includes results for the Seamless Platform through the Merger Date, and of Grubhub Inc., for the remainder of the period.
(b)	Working capital is calculated as current assets less current liabilities.
(c)

Prior period amounts have been retrospectively adjusted to reflect the change in presentation of current deferred tax assets (see Part II, Item 8, Note 2, “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” for additional details).

(d)

See the section titled “Non-GAAP Financial Measures” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Includes the following significant items:

For 2015: Acquisition of three restaurant delivery services for an aggregate of $73.9 million in cash, net purchases of investments of $30.8 million, accelerated depreciation and amortization expense related to retired assets of $1.9 million and acquisition and restructuring costs of $1.6 million.

For 2014: Net proceeds from the issuance of common stock in the IPO and the follow-on offering of $142.5 million, purchases of investments of $113.2 million and acquisition and restructuring costs of $1.6 million.

For 2013: Acquired $13.3 million in cash from the Merger and incurred merger and restructuring costs of $4.8 million.

For 2012: Net proceeds on note receivable from Aramark Holdings Corporation (“Aramark”), a related party, of $16.0 million and contributions from members of $6.0 million.

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

Key Business Metrics

To analyze the Company’s business performance, determine financial forecasts and help develop long-term strategic plans, management reviews the following key business metrics:

	Year Ended December 31,
	2015	2014	2013(a)	2012	2011
Key Business Metrics:
Active Diners(b)	6,746,000	5,029,000	3,421,000	986,000	689,000
Daily Average Grubs(c)	227,100	182,800	107,900	62,000	45,700
Gross Food Sales (in millions)(d)	$2,353.6	$1,787.4	$1,014.9	$568.8	$412.2

Reflects results of acquired businesses from the relevant acquisition dates.

(a)	Includes results for the Seamless Platform through the Merger Date, and of Grubhub Inc., for the remainder of the period.
(b)

Active Diners are the number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s platform. Active Diners from the Grubhub Platform are included from the Merger Date.

(c)	Daily Average Grubs are the number of revenue generating orders placed on the platform divided by the number of days for a given period.
(d)

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) the Seamless Platform from January 1, 2013 through the Merger Date, (ii) for both the Grubhub Platform and the Seamless Platform after the Merger Date through December 31, 2013, (iii) Grubhub Inc. as of December 31, 2013, 2014 and 2015 and for the years ended December 31, 2014 and 2015 and (iv) the results of acquired businesses from the relevant acquisition dates in 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors”. This overview summarizes the MD&A, which includes the following sections:

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

We generate revenues primarily when diners place an order on our platform. Restaurants pay us a commission, typically a percentage of the transaction, on orders that are processed through our platform. Most of our restaurants can choose their level of commission rate, at or above our base rates, to affect their relative priority in our sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. Commissions are generally based on a fixed percentage of the value of the order. Additionally, restaurants that use our delivery services pay an additional commission for the use of those services. Because we are acting as an agent of the merchant in the transaction, we recognize as revenues only our commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

Revenues from online and phone delivery orders are recognized when orders are placed to the restaurants. The amount of the revenue we record is based on the contractual arrangement with the related restaurant, and is adjusted for any cash credits, including incentive offers provided to restaurants and diners, related to the transaction. We also recognize as revenue any fees charged to the diner for delivery services we provide. We record an amount representing the restaurant food liability for the net balance due the restaurant.

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

Stock-Based Compensation

We measure compensation expense for all stock-based awards, including stock options, restricted stock units and restricted stock awards, at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.

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

•

Volatility. Because there was no public market for our shares prior to our IPO, we estimate volatility of our share price based on a combination of the published historical volatilities of comparable publicly-traded companies in our vertical markets and the historical volatility of our common stock.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the years presented:

	2015	2014	2013
Weighted-average fair value options granted	$14.66	$13.87	$3.97
Average risk-free interest rate	1.65%	1.97%	1.41%
Expected stock price volatilities	48.4%	50.3%	50.7%
Dividend yield	None	None	None
Expected stock option life (years)	6.07	6.26	5.20

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

We obtained contemporaneous independent third-party valuations of our common stock as of March 1, 2013, August 15, 2013, September 30, 2013 and December 31, 2013. Given that option grants were completed periodically between the dates of the valuations prepared by the third-party valuation firms, the fair value of common stock was interpolated on a monthly basis during these periods.

The valuation analyses employed market and income approaches to estimate our enterprise value and allocated our enterprise value among our various equity classes utilizing option pricing and probability-weighted expected return (“PWERM”) methods. The valuation analyses were based on contemporaneous information as of each respective valuation date.

Under the income approach, specifically the discounted cash flow method, forecast cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on forecast financial information provided by our management and a terminal value for the residual period beyond the discrete forecast, which are discounted at our estimated weighted-average cost of capital to estimate our enterprise value.

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

After determining an estimate of the fair value of the enterprise, the valuation analyses allocated the enterprise value among the equity classes outstanding at each valuation date utilizing the option pricing method (“OPM”), specifically the Black-Scholes-Merton option pricing model. The OPM requires inputs for the exercise price, term, expected volatility and risk-free rate. The exercise prices were calculated based on the enterprise values at which the equity classes either begin or stop participating in the next incremental enterprise value, which were determined based on the liquidation preferences and conversion rights of each equity class. The term was the estimated time to a liquidity event, such as a sale or merger or initial public offering, which was determined based on information provided by our management and outside research. The expected volatility for the enterprise was estimated based on a historical analysis of publicly traded companies with similar financial and operating characteristics as our company and consideration of the relative differences between our company and the selected comparable companies, such as stage of development, earning margins, leverage, and other risk factors. The risk-free rates were based on U.S. treasury securities with terms to maturity consistent with the estimated time to a liquidity event.

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

Management determined the fair value of the Company as of September 30, 2015 by using a market-based approach that utilized our market capitalization, as adjusted for factors such as a control premium. After consideration of our market capitalization, business growth and other factors, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount at September 30, 2015 and that further analysis was not required.

Additionally, as part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended December 31, 2015 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2015 impairment analysis, could be impacted by changes in market conditions and economic events. Since September 30, 2015, the fair market value of our stock has decreased. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of December 31, 2015, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill. As of December 31, 2015, the Company had $396.2 million in goodwill.

Income Taxes

The provision (benefit) for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. We record a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. As of December 31, 2015 and 2014, a valuation allowance of $0.9 million was recorded on our consolidated balance sheets.

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

Deferred U.S. income taxes and foreign taxes are not provided on the accumulated earnings of our U.K. subsidiary as we intend to permanently reinvest those earnings in the future operations in that country. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiary. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes in these judgments and the need to record additional tax liabilities. We estimate the potential additional tax liability that would result from the complete repatriation of accumulated earnings to be approximately $1.9 million as of December 31, 2015.

Operations Review

Executive Overview

In 2015, we continued our strong growth trajectory, generating 43% revenue growth and a 57% increase in net income compared to 2014, while making significant investments in delivery services.

Compared to 2014, our revenues increased by $108.0 million, or 43%, to $361.8 million for the year ended December 31, 2015. The increase was primarily related to the significant organic growth in Active Diners, which increased from 5.0 million as of December 31, 2014 to 6.7 million at the end of December 31, 2015, driving an increase in Daily Average Grubs to 227,100 during the year ended December 31, 2015 from 182,800 Daily Average Grubs during 2014. We processed $2,353.6 million in Gross Food Sales in 2015, a 32% increase from the $1,787.4 million in Gross Food Sales processed in 2014. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in our platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the year ended December 31, 2015 compared to the same period in 2014 due to the inclusion of results from our recent acquisitions (see Part II, Item 8, Note 3, “Acquisitions,” to the Company’s consolidated financial statements in this Annual Report on Form 10-K) as well as an increase in the Company’s average commission rates. The increase in our average commission rates was driven by the implementation of a new feature on the Seamless Platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on the commission rate they choose as well as, to a lesser extent, higher commission rates on delivery services including our recent acquisitions.

Net income increased by $13.8 million to $38.1 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily related to the increase in revenues described above, partially offset by an increase in operating expenses primarily due to the inclusion of results from recent acquisitions, delivery related expenses and an increase in certain other expenses to support organic growth in the business, including advertising costs, compensation and benefits expense and payment processing costs.

In 2015, we completed the acquisitions of restaurant delivery services, DiningIn, Restaurants on the Run and Delivered Dish. Aggregate consideration for the three acquisitions was approximately $73.9 million in cash and 407,812 restricted shares of our common stock, or an estimated total transaction value of approximately $89.9 million, net of cash acquired of $0.7 million, based on our closing share price on the respective closing dates. The acquisitions have expanded and enhanced the Company’s service offerings for its customers, particularly in the delivery space. See Part II, Item 8, Note 3, “Acquisitions,” to the Company’s consolidated financial statements in this Annual Report on Form 10-K for additional details.

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

Our key business metrics are as follows for the periods presented:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Active Diners	6,746,000	5,029,000	34%	5,029,000	3,421,000	47%
Daily Average Grubs	227,100	182,800	24%	182,800	107,900	69%
Gross Food Sales (in millions)	$2,353.6	$1,787.4	32%	$1,787.4	$1,014.9	76%

We experienced significant growth across all of our key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the periods presented.

2015 compared to 2014

Growth in all metrics was primarily attributable to increased product and brand awareness by diners primarily as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, as well as, to a lesser extent, an increase from the inclusion of results from 2015 acquisitions.

2014 compared to 2013

Growth in all metrics was attributable to a combination of the impact of the Merger and organic growth. The Merger significantly increased each of our key business metrics. In addition to the figures in the table above, from January 1, 2013 through the Merger Date, the Grubhub Platform had 37,000 Daily Average Grubs and generated $270.9 million in Gross Food Sales. The Grubhub Platform also had 1.7 million Active Diners at the Merger Date.

Organic growth was largely due to increased product and brand awareness by diners primarily as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and an increase in the use of our mobile applications, which allow diners to order takeout through our platform using their mobile devices.

Basis of Presentation

Revenues

We generate revenues primarily when diners place an order on our platform. Restaurants pay us a commission, typically a percentage of the transaction on orders that are processed through our platform. Most of the restaurants on our platform can choose their level of commission rate, at or above the minimum rate, to affect their relative priority in our sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. Additionally, restaurants that use our delivery services pay an additional commission for the use of those services. For most orders, diners use a credit card to pay us for their meal when the order is placed. For these transactions, we collect the total amount of the diner’s order net of payment processing fees from the payment processor and remit the net proceeds to the restaurant less commission. We generally accumulate funds and remit the net proceeds to the restaurants on at least a monthly basis. We also deduct commissions for other transactions that go through our platform, such as cash transactions for restaurants in our network, from the aggregate proceeds received. Additionally, we recognize as revenue any fees charged to the diner for delivery services we provide.

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

Operations and Support

Operations and support expenses consist of salaries and benefits, stock-based compensation expense and bonuses for salaried employees and payments to independent contractors engaged in customer service, operations and restaurant delivery services. Operations and support expenses also include payment processing costs for diner orders, costs of uploading and maintaining restaurant menu content, communications costs related to orders, facilities costs allocated on a headcount basis and other expenses related to the maintenance of an independent delivery network.

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

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of amortization of acquired intangibles and depreciation of computer equipment, furniture and fixtures, leasehold improvements, delivery equipment and capitalized website and software development costs.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of excess tax benefits and net operating loss carryforwards.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenues:

	Year Ended December 31,
	2015		2014		2013
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Revenues	$361,825	100%	$253,873	100%	$137,143	100%
Costs and expenses:
Sales and marketing	91,150	25%	66,201	26%	37,347	27%
Operations and support	107,424	30%	62,509	25%	34,173	25%
Technology (exclusive of amortization)	32,782	9%	25,185	10%	15,357	11%
General and administrative	40,506	11%	32,307	13%	21,907	16%
Depreciation and amortization	28,034	8%	22,687	9%	13,470	10%
Total costs and expenses(a)	299,896	83%	208,889	82%	122,254	89%
Income before provision for income taxes	61,929	17%	44,984	18%	14,889	11%
Provision for income taxes	23,852	7%	20,721	8%	8,142	6%
Net income	38,077	11%	24,263	10%	6,747	5%
Preferred stock tax distributions	—	—%	(320)	(0%)	(1,073)	(1%)
Net income attributable to common stockholders	$38,077	11%	$23,943	9%	$5,674	4%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$104,967	29%	$78,703	31%	$38,134	28%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA” below.

Revenues

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands, except percentages)
Revenues	$361,825	$253,873	43%	$253,873	$137,143	85%

2015 compared to 2014

Revenues increased by $108.0 million, or 43%, for the year ended December 31, 2015 compared to 2014. The increase was primarily related to significant organic growth in Active Diners, which increased from 5.0 million to 6.7 million at the end of each year, driving an increase in Daily Average Grubs to 227,100 during the year ended December 31, 2015 from 182,800 Daily Average Grubs during 2014. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in our platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the year ended December 31, 2015 compared to 2014 due to the inclusion of results from our recent acquisitions (see Part II, Item 8, Note 3, “Acquisitions,” to the Company’s consolidated financial statements in this Annual Report on Form 10-K) as well as an increase in our average commission rates. The increase in commission rates was driven by the implementation of a new feature on the Seamless platform in April of 2014 that allows restaurants to influence how high they appear in the search results based on the commission rate they choose as well as, to a lesser extent, higher commission rates on delivery services including our recent acquisitions.

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

Sales and Marketing

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands, except percentages)
Sales and marketing	$91,150	$66,201	38%	$66,201	$37,347	77%
Percentage of revenues	25%	26%		26%	27%

2015 compared to 2014

Sales and marketing expense increased by $24.9 million, or 38%, for the year ended December 31, 2015 compared to 2014. The increase was primarily attributable to an increase in our advertising campaigns across all media channels, as well as a 16% growth in our sales and marketing teams including the addition of sales and marketing personnel from recent acquisitions. For the year ended December 31, 2015 versus 2014, advertising spending increased by $18.5 million.

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

Operations and Support

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands, except percentages)
Operations and support	$107,424	$62,509	72%	$62,509	$34,173	83%
Percentage of revenues	30%	25%		25%	25%

2015 compared to 2014

Operations and support expense increased by $44.9 million, or 72%, for the year ended December 31, 2015 compared to 2014. This increase was primarily attributable to expenses related to restaurant delivery services, higher payment processing costs related to the growth in orders, and an increase in internal and external customer service and operations personnel costs to support higher order volume. Delivery expenses increased during the year ended December 31, 2015 compared to nominal related expenses in the prior year due to our investment in capacity for the delivery network and the acquisitions of DiningIn, Restaurants on the Run and Delivered Dish. In addition, payment processing costs increased $9.2 million, or 29%, for the year ended December 31, 2015 compared to the prior year due to the 32% growth in Gross Food Sales. During the same period, the number of customer service and operations personnel increased by 37%, including the addition of customer service and operations personnel from acquisitions.

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

Technology (exclusive of amortization)

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands, except percentages)
Technology (exclusive of amortization)	$32,782	$25,185	30%	$25,185	$15,357	64%
Percentage of revenues	9%	10%		10%	11%

2015 compared to 2014

Technology expense increased by $7.6 million, or 30%, for the year ended December 31, 2015 compared to 2014. The increase was primarily attributable to growth in our technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, and higher consulting costs to support the growth and development of the Seamless and Grubhub platforms. During the year ended December 31, 2015, the number of technology personnel increased by 26% compared to the prior year.

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

General and Administrative

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands, except percentages)
General and administrative	$40,506	$32,307	25%	$32,307	$21,907	47%
Percentage of revenues	11%	13%		13%	16%

2015 compared to 2014

General and administrative expense increased by $8.2 million, or 25%, for the year ended December 31, 2015 compared to 2014. The increase was primarily attributable to the inclusion of general and administrative expenses from our recent acquisitions, higher stock-based compensation expense, acquisition-related expenses and an increase in other miscellaneous expenses required to support growth in the business, partially offset by restructuring expenses incurred during the year ended December 31, 2014.

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

Depreciation and Amortization

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands, except percentages)
Depreciation and amortization	$28,034	$22,687	24%	$22,687	$13,470	68%
Percentage of revenues	8%	9%		9%	10%

2015 compared to 2014

Depreciation and amortization expense increased by $5.3 million, or 24%, for the year ended December 31, 2015 compared to 2014. The increase was primarily attributable to the amortization of intangible assets acquired in recent acquisitions of $4.1 million as well as the accelerated amortization and depreciation of certain assets, partially offset by lower depreciation and amortization expense for certain assets that were fully amortized and disposed of during the year. During the year ended December 31, 2015, we recorded approximately $1.9 million of accelerated depreciation and amortization expense for developed and purchased software and computer equipment assets that were disposed of in June of 2015 with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform.

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

Provision for Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands, except percentages)
Provision for income taxes	$23,852	$20,721	15%	$20,721	$8,142	*
Effective income tax rate	39%	46%		46%	55%
*	Not meaningful

2015 compared to 2014

Income tax expense increased by $3.1 million for the year ended December 31, 2015 compared to 2014. The increase was primarily due to the increase in income before provision for income taxes due to the factors described above, partially offset by the decrease in the effective tax rate due to the reorganization of our U.S. legal and tax structure in the fourth quarter of 2014 and a $2.0 million increase in our deferred tax liabilities as a result of a change in state tax law during the year ended December 31, 2014.

2014 compared to 2013

Income tax expense increased by $12.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributable to the increase in income before provision for income taxes due to the factors described above. In addition, we recognized a $2.0 million increase in our deferred tax liabilities as a result of a change in state tax law and a net benefit of $0.4 million as a result of the reorganization of our U.S. legal and tax structure in 2014.

Restructuring

On November 20, 2013, we announced plans to close our Sandy, Utah office location in 2014.  During the year ended December 31, 2014, total restructuring costs associated with the office closing were approximately $1.3 million, including lease termination costs of $0.5 million and payroll related expense for the service vesting requirements for identified employees who worked for various periods beyond the communication date. The office facility was closed on November 30, 2014, however, a limited number of employees worked until January 2, 2015. We recognized restructuring expense in general and administrative expense in the consolidated statements of operations. We paid the remaining severance and payroll related benefits of $0.7 million due to terminated employees as of December 31, 2014 in the first quarter of 2015. We did not incur any restructuring expense during the year ended December 31, 2015 related to the Sandy, Utah facility closure.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$38,077	$24,263	$6,747
Income taxes	23,852	20,721	8,142
Depreciation and amortization	28,034	22,687	13,470
EBITDA	89,963	67,671	28,359
Acquisition and restructuring costs(a)	1,554	1,639	4,842
Stock-based compensation	13,450	9,393	4,933
Adjusted EBITDA	$104,967	$78,703	$38,134
(a)

Merger, acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the Merger, acquisitions and restructuring initiatives.

PRO FORMA FINANCIAL INFORMATION

On August 8, 2013, Grubhub Inc. acquired all of the equity interests of each of Seamless North America, Seamless Holdings and Grubhub Holdings, pursuant to the Reorganization and Contribution Agreement, dated as of May 19, 2013, by and among Grubhub Inc., Seamless, Seamless Holdings, Grubhub Holdings and the other parties thereto (the “Reorganization Agreement”).

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

The Unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 2013 and the results of operations for years ended December 31, 2014 and 2015 were as follows:

	Year Ended December 31, 2013
	Grubhub Inc.	Grubhub Holdings from January 1, 2013 through August 8, 2013	Acquisition Adjustments	Pro Forma	Year Ended December 31, 2014	Year Ended December 31, 2015
	(in thousands, except per share data)
Revenues	$137,143	$32,943	$—	$170,086	$253,873	$361,825
Sales and marketing	37,347	10,948	540	48,835	66,201	91,150
Operations and support	34,173	11,466	491	46,130	62,509	107,424
Technology (exclusive of amortization)	15,357	3,794	306	19,457	25,185	32,782
General and administrative	21,907	10,495	(7,471)	24,931	32,307	40,506
Depreciation and amortization	13,470	1,536	6,475	21,481	22,687	28,034
Total operating expenses	122,254	38,239	341	160,834	208,889	299,896
Income (loss) before provision for income taxes	14,889	(5,296)	(341)	9,252	44,984	61,929
Provision (benefit) for income taxes	8,142	—	(3,050)	5,092	20,721	23,852
Net income (loss)	6,747	(5,296)	2,709	4,160	24,263	38,077
Preferred stock tax distributions	(1,073)	—	—	(1,073)	(320)	—
Net income (loss) attributable to common stockholders	$5,674	$(5,296)	$2,709	$3,087	$23,943	$38,077
Net income per share attributable to common stockholders
Basic	$0.14			$0.06	$0.33	$0.45
Diluted	$0.12			$0.06	$0.30	$0.44
Weighted average number of shares outstanding:
Basic	40,681			54,774	73,571	84,076
Diluted	56,645			75,634	81,698	85,706

Acquisition Adjustments

Amortization

The pro forma adjustments reflect the additional amortization that would have been recognized for the acquired intangible assets for the year ended December 31, 2013 had the Merger occurred on January 1, 2013.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $169.3 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $141.4 million consisting of commercial paper and U.S. and non-U.S.-issued corporate and U.S. government agency debt securities with original maturities greater than three months, but less than one year. Our primary source of liquidity is cash flows from operations.

As of December 31, 2015, cash and cash equivalents of $169.3 million included $6.6 million held in the accounts of our U.K. subsidiary. We have not provided for U.S. income tax on the accumulated earnings of approximately $7.7 million of our U.K. subsidiary, Seamless Europe, Ltd., as we intend to permanently reinvest those undistributed earnings into future operations in that country. We estimate the potential additional U.S. tax liabilities that would result from the complete repatriation of those accumulated earnings to be approximately $1.9 million.

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

For most orders, diners use a credit card to pay us for their meal when the order is placed. For these transactions, we collect the total amount of the diner’s order net of payment processing fees from the payment processor and remit the net proceeds to the restaurant less commission. Outstanding credit card receivables are generally settled with the payment processors within two to four business days. We generally accumulate funds and remit the net proceeds to the restaurants on at least a monthly basis. Restaurants have different contractual arrangements with us regarding payment frequency. They may be paid bi-weekly, weekly, monthly or, in some cases, more frequently when requested by the restaurant. We generally hold accumulated funds prior to remittance to the restaurants in a non-interest bearing operating bank account that is used to fund daily operations, including the liability to the restaurants.  However, the Company is not restricted from earning investment income on these funds under its restaurant contract terms and has made short-term investments of proceeds in excess of our restaurant liability as described above.

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

On January 22, 2016, our Board of Directors approved a program that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do no obligate us to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction.

From January 1, 2016 through February 19, 2016, we repurchased and retired 506,673 shares of our common stock at a weighted-average share price of $19.26, or an aggregate of $9.8 million.

On January 25, 2016, we announced our intention to enter into a new credit facility of up to $200 million and to borrow funds under such facility to provide additional financing for the repurchase of shares of our common stock, to fund working capital and for other general corporate purposes including acquisitions.

The following table sets forth certain cash flow information for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$44,755	$72,904	$40,819
Net cash provided by (used in) investing activities	(116,397)	(118,740)	6,245
Net cash provided by (used in) financing activities	39,404	161,332	(1,842)

Cash Flows Provided by Operating Activities

For the year ended December 31, 2015, net cash provided by operating activities was $44.8 million compared to $72.9 million for the same period in 2014. The decrease in cash flows from operations was driven primarily by significant changes in our operating assets and liabilities and changes in deferred taxes of $8.4 million, partially offset by an increase in net income of $13.8 million and an increase in non-cash expenses, including $5.3 million related to higher depreciation and amortization and an increase of $4.1 million related to stock-based compensation. During the years ended December 31, 2015 and 2014, significant changes in our operating assets and liabilities resulted from the following:

•

a decrease in restaurant food liability of $29.4 million due to the timing of payments to our restaurants at quarter-end for the year ended December 31, 2015 compared to an increase of $13.4 million for the year ended December 31, 2014. Following the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform in June of 2015, we began making most remittances to restaurants on the same schedule as the Grubhub platform, which resulted in shorter average restaurant payment cycles and lower period-end restaurant food liabilities;

•

a decrease in accrued expenses of $2.2 million primarily related to a decrease in accrued payroll related to lower accrued income tax withholding on employee stock options and decreased bonus accruals for the year ended December 31, 2015 compared to an increase of $7.3 million for the year ended December 31, 2014;

•

an increase in accounts payable of $3.3 million primarily related to an increase in advertising bills payable for the year ended December 31, 2015 due to timing of payments compared to a decrease of $0.3 million for the year ended December 31, 2014; and

•

an increase in accounts receivable of $4.3 million due to an increase in amounts owed by our payment processors for prepaid orders placed through our platform due to the timing of processor payments along with amounts owed by customers of our corporate ordering program for the year ended December 31, 2015 compared to an increase of $7.4 million for the year ended December 31, 2014.

For the year ended December 31, 2014, net cash provided by operating activities was $72.9 million, driven primarily by net income of $24.3 million, non-cash expenses of $22.7 million related to depreciation and amortization, $9.4 million related to stock-based compensation and changes in deferred taxes of $4.6 million. In addition, during the year ended December 31, 2014, significant changes in our operating assets and liabilities resulted from an increase in restaurant food liability of $13.4 million due to the timing of payments to our restaurants at quarter-end, an increase in our accounts receivable of $7.4 million due to an increase in amounts owed by our payment processors for prepaid orders placed through our platform due to the timing of processor payments along with amounts owed by customers of our corporate ordering program, and an increase in accrued expenses of $7.3 million relating primarily to an increase in accrued payroll, reserves for uncertain tax positions, accrued restructuring expense, accrued advertising costs and other miscellaneous expenses.

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

Cash Flows Provided by (Used in) Investing Activities

Our primary investing activities during the periods presented included acquisitions of businesses, purchases of and proceeds from maturities of short-term investments, the purchase of property and equipment to support increased headcount and website and internal-use software development.

For the year ended December 31, 2015, net cash used in investing activities was $116.4 million compared to $118.7 million in 2014. The decrease in net cash used in investing activities was primarily due to maturities of short-term investments of $189.9 million, largely offset by an increase in the purchases of short-term investments of $107.5 million and acquisitions of businesses of $73.9 million.

For the year ended December 31, 2014, net cash used in investing activities was $118.7 million. This was primarily the result of the purchases of short-term investments of $113.2 million.

For the year ended December 31, 2013, net cash provided by investing activities was $6.2 million. This was the result of $13.3 million of cash acquired upon the Merger, partially offset by the purchase of property and equipment and capitalized website development costs of $7.0 million.

Cash Flows Provided by (Used in) Financing Activities

Our financing activities during the periods presented consisted primarily of net proceeds from the issuance of common stock in the IPO and follow-on offering in September of 2014 (the “follow-on offering”), excess tax benefits related to stock-based compensation and proceeds from the exercise of stock options.

For the year ended December 31, 2015, net cash provided by financing activities was $39.4 million compared to $161.3 million for the year ended December 31, 2014. The decrease in cash provided by financing activities during the year ended December 31, 2015 as compared to 2014 primarily resulted from net proceeds from the issuance of common stock in the IPO of $94.9 million and net proceeds from the issuance of common stock in the follow-on offering of $47.6 million during the year ended December 31, 2014, partially offset by the increase in excess tax benefits related to stock-based compensation of $14.9 million and an increase in proceeds from the exercise of stock options of $3.6 million during the year ended December 31, 2015.

For the year ended December 31, 2014, cash provided by financing activities of $161.3 million primarily resulted from net proceeds from the issuance of common stock in the IPO of $94.9 million and net proceeds from the issuance of common stock in the follow-on offering of $47.6 million, $13.0 million in excess tax benefits related to stock-based compensation and $8.3 million in proceeds from the exercise of stock options.

For the year ended December 31, 2013, cash used in financing activities was $1.8 million, which primarily resulted from a $1.9 million dividend payment to stockholders.

Contractual Obligations and Other Commitments

We have offices located in Chicago, Illinois and New York, New York, as well as smaller offices throughout the U.S. as a result of recent acquisitions, with various lease terms through March 2026. The office lease for our headquarters in Chicago, Illinois expires in 2026. The terms of the lease agreements provide for rental payments that increase on an annual basis. We recognize rent expense on a straight-line basis over the lease period. We do not have any debt or material capital lease obligations as of December 31, 2015 and all of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties.

Our future minimum payments under non-cancelable operating leases for equipment and office facilities were as follows as of December 31, 2015:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$3,618	$8,437	$9,460	$19,567	$41,082

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees.

We also have accrued management bonuses as of December 31, 2015, included in accrued payroll on the consolidated balance sheets, which are expected to be paid in the first quarter of 2016.

Acquisitions

On February 4, 2015, February 27, 2015 and December 4, 2015, we completed the acquisitions of restaurant delivery services, DiningIn, Restaurants on the Run and Delivered Dish, respectively. Aggregate consideration for the three acquisitions was a total of approximately $73.9 million in cash and 407,812 restricted shares of our common stock, or an estimated total transaction value of approximately $89.9 million, net of cash acquired of $0.7 million, based on our closing share price on the respective closing dates.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

We did not have any long-term borrowings as of December 31, 2015.

We invest our excess cash primarily in money market accounts, commercial paper and U.S. and non-U.S.-issued corporate and U.S. government agency debt securities. We intend to hold our investments to maturity. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting principal at risk. We do not enter into investments for trading or speculative purposes.

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. We assess market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income and cash flows. As our investment portfolio is short-term in nature, we do not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair value of our portfolio, and therefore do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that we would need to sell our investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the consolidated statements of operations (see Part II, Item 8, Note 4, “Marketable Securities” in this Annual Report on Form 10-K, for additional detail).

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition.

Risks Related to Market Conditions

We perform our annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of December 31, 2015, the Company had $396.2 million in goodwill on the consolidated balance sheets.

Based on our annual and interim assessments, management concluded that as of December 31, 2015, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. For further details of our interim and annual assessments, see the discussion above in Part II, Item 7, “Significant Accounting Policies and Critical Estimates” in this Annual Report on Form 10-K concerning goodwill. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2015.

Contingencies

For a discussion of certain litigation involving the Company, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a description of the various accounting standards adopted during the year ended December 31, 2015. Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

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

GRUBHUB INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$361,825	$253,873	$137,143
Costs and expenses:
Sales and marketing	91,150	66,201	37,347
Operations and support	107,424	62,509	34,173
Technology (exclusive of amortization)	32,782	25,185	15,357
General and administrative	40,506	32,307	21,907
Depreciation and amortization	28,034	22,687	13,470
Total costs and expenses	299,896	208,889	122,254
Income before provision for income taxes	61,929	44,984	14,889
Provision for income taxes	23,852	20,721	8,142
Net income	38,077	24,263	6,747
Preferred stock tax distributions	—	(320)	(1,073)
Net income attributable to common stockholders	$38,077	$23,943	$5,674
Net income per share attributable to common stockholders:
Basic	$0.45	$0.33	$0.14
Diluted	$0.44	$0.30	$0.12
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	84,076	73,571	40,681
Diluted	85,706	81,698	56,645

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$38,077	$24,263	$6,747
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(342)	(394)	159
COMPREHENSIVE INCOME	$37,735	$23,869	$6,906

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,293	$201,796
Short term investments	141,448	111,341
Accounts receivable, less allowances for doubtful accounts	42,051	36,127
Prepaid expenses	3,482	2,940
Total current assets	356,274	352,204
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	19,082	16,003
OTHER ASSETS:
Other assets	3,105	3,543
Goodwill	396,220	352,788
Acquired intangible assets, net of amortization	285,567	254,339
Total other assets	684,892	610,670
TOTAL ASSETS	$1,060,248	$978,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$64,326	$91,575
Accounts payable	8,189	3,371
Accrued payroll	4,841	5,958
Taxes payable	426	1,660
Other accruals	11,830	8,441
Total current liabilities	89,612	111,005
LONG TERM LIABILITIES:
Deferred taxes, non-current	87,584	91,419
Other accruals	5,456	5,931
Total long term liabilities	93,040	97,350
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of December 31, 2015 and December 31, 2014; issued and outstanding: no shares as of December 31, 2015 and December 31, 2014.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at December 31, 2015 and December 31, 2014; issued and outstanding: 84,979,869 and 81,905,325 shares as of December 31, 2015 and December 31, 2014, respectively	8	8
Accumulated other comprehensive loss	(604)	(262)
Additional paid-in capital	759,292	689,953
Retained earnings	118,900	80,823
Total Stockholders’ Equity	$877,596	$770,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,060,248	$978,877

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,077	$24,263	$6,747
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,085	5,032	3,992
Provision for doubtful accounts	850	426	473
Loss on disposal of fixed assets	—	11	—
Deferred taxes	(3,835)	4,612	1,706
Amortization of intangible assets	22,949	17,655	9,477
Tenant allowance amortization	(159)	(159)	(159)
Stock-based compensation	13,450	9,393	4,933
Deferred rent	32	(17)	(135)
Investment premium amortization	688	315	—
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(4,343)	(7,394)	(8,298)
Prepaid expenses and other assets	242	(1,669)	(2,388)
Restaurant food liability	(29,409)	13,414	26,549
Accounts payable	3,312	(259)	2,065
Accrued payroll	(2,104)	4,243	(1,707)
Other accruals	(80)	3,038	(2,192)
Due to related party	—	—	(244)
Net cash provided by operating activities	44,755	72,904	40,819
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(220,667)	(113,156)	—
Proceeds from maturity of investments	189,872	1,500	—
Capitalized website and development costs	(7,137)	(3,431)	(2,592)
Purchases of property and equipment	(4,150)	(3,653)	(4,429)
Acquisitions of businesses, net of cash acquired	(73,907)	—	—
Cash acquired in merger of Grubhub Holdings Inc.	—	—	13,266
Other cash flows from investing activities	(408)	—	—
Net cash provided by (used in) investing activities	(116,397)	(118,740)	6,245
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	—	142,541	—
Repurchases of common stock	—	(116)	(1,367)
Proceeds from exercise of stock options	11,919	8,322	1,418
Excess tax benefits related to stock-based compensation	27,830	12,975	—
Taxes paid related to net settlement of stock-based compensation awards	(345)	(2,070)	—
Preferred stock tax distributions	—	(320)	(1,893)
Net cash provided by (used in) financing activities	39,404	161,332	(1,842)
Net change in cash and cash equivalents	(32,238)	115,496	45,222
Effect of exchange rates on cash	(265)	(242)	159
Cash and cash equivalents at beginning of year	201,796	86,542	41,161
Cash and cash equivalents at end of the period	$169,293	$201,796	$86,542
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common stock issued for acquisitions	$15,980	$—	$421,485
Cash paid for income taxes	—	1,326	7,706
Capitalized property, equipment and website and development costs in accounts payable at period end	927	—	—
Cashless exercise of stock options	—	1,054	—
Settlement of receivable through cashless acquisition of treasury shares in connection with the net settlement of stock-based awards	(345)	(3,123)	—

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock

(in thousands, except share data)

	Common stock		Preferred stock		Treasury stock			Accumulated Other Comprehensive	Retained	Total stockholders'	Redeemable common stock
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Income (Loss)	earnings	equity	Shares	Amount
Balance December 31, 2012	31,218,164	$3	11,185,683	$1	131,607	$(858)	$86,743	$(27)	$52,026	$137,888	—	$—
Net income	—	—	—	—	—		—	—	6,747	6,747	—	—
Common stock repurchase	(176,082)	—	—	—	176,082	(1,367)	—	—	—	(1,367)	—	—
Treasury share reissuance	307,689	—	—	—	(307,689)	2,225	(2,225)	—	—	—	—	—
Currency translation	—	—	—	—	—	—	—	159	—	159	—	—
Stock-based compensation	—	—	—	—	—	—	4,933	—	—	4,933	—	—
Equity issued from merger with Grubhub Holdings Inc.	23,318,580	2	8,098,430	1	—	—	421,482	—	—	421,485	—	—
Preferred stock tax distributions	—	—	—	—	—	—	—	—	(1,893)	(1,893)	—	—
Redeemable common stock	(1,344,236)	—	—	—	—	—	(18,415)	—	—	(18,415)	1,344,236	18,415
Deferred tax effects attributable to merger of partnership interest	—	—	—	—	—	—	6,420	—	—	6,420	—	—
Stock option exercises	433,322	—	—	—	—	—	1,418	—	—	1,418	—	—
Balance December 31, 2013	53,757,437	5	19,284,113	2	—	—	500,356	132	56,880	557,375	1,344,236	18,415
Net income	—	—	—	—	—	—	—	—	24,263	24,263	—	—
Currency translation	—	—	—	—	—	—	—	(394)	—	(394)	—	—
Termination of put rights of redeemable common stock, in connection with the IPO	1,344,236	—	—	—	—	—	34,950	—	—	34,950	(1,344,236)	(34,950)
Conversion of preferred stock upon IPO	19,284,113	2	(19,284,113)	(2)	—	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	5,250,000	1	—	—	—	—	142,540	—	—	142,541	—	—
Change in fair value of redeemable common stock	—	—	—	—	—	—	(16,535)	—	—	(16,535)	—	16,535
Stock-based compensation	—	—	—	—	—	—	9,530	—	—	9,530	—	—
Tax benefit related to stock-based compensation	—	—	—	—	—	—	12,975	—	—	12,975	—	—
Stock option exercises, net of withholdings and other	2,416,651	—	—	—	—	—	9,376	—	—	9,376	—	—
Preferred stock tax distributions	—	—	—	—	—	—	—	—	(320)	(320)	—	—
Common stock repurchases and retirements	(147,112)	—	—	—	—	—	(3,239)	—	—	(3,239)	—	—
Balance December 31, 2014	81,905,325	8	—	—	—	—	689,953	(262)	80,823	770,522	—	—
Net income	—	—	—	—	—	—	—	—	38,077	38,077	—	—
Currency translation	—	—	—	—	—	—	—	(342)	—	(342)	—	—
Stock-based compensation	—	—	—	—	—	—	13,955	—	—	13,955	—	—
Tax benefit related to stock-based compensation	—	—	—	—	—	—	27,830	—	—	27,830	—	—
Stock option exercises, net of withholdings and other	2,578,398	—	—	—	—	—	11,919	—	—	11,919	—	—
Issuance of restricted stock awards	101,616	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, acquisitions	407,812	—	—	—	—	—	15,980	—	—	15,980	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	(13,282)	—	—	—	—	—	(345)	—	—	(345)	—	—
Balance at December 31, 2015	84,979,869	$8	—	$—	—	$—	$759,292	$(604)	$118,900	$877,596	—	$—

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

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

Reorganization and History

On August 8, 2013, Grubhub Inc. acquired, through a series of transactions, all of the equity interests of each of Seamless North America, LLC, Seamless Holdings Corporation (“Seamless Holdings”) and Grubhub Holdings Inc. pursuant to that certain Reorganization and Contribution Agreement, dated as of May 19, 2013, by and among Grubhub Inc., Seamless North America, LLC, Seamless Holdings, Grubhub Holdings Inc. and the other parties thereto (the “Reorganization Agreement”). Following this transaction, the Company concluded that Seamless Holdings was deemed the acquirer for financial reporting purposes. See Note 3, “Acquisitions”, for additional details. Accordingly, the acquisition of Grubhub Holdings Inc. was accounted for as a business combination. The results of operations of Grubhub Holdings Inc. have been included in the Company’s financial statements since August 9, 2013. In February 2014, Grubhub Seamless Inc. was renamed Grubhub Inc.

The financial position and results of operations of Seamless Holdings and Seamless North America, LLC have been included in the consolidated financial statements for all periods presented.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated statements of operations include the results of entities acquired from the dates of the acquisitions for accounting purposes.

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

Marketable Securities

Marketable securities consist primarily of commercial paper and investment grade U.S. and non-U.S.-issued corporate and U.S. government agency debt securities. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Marketable securities with original maturities of three months or less are included in cash and cash equivalents and marketable securities with original maturities greater than three months, but less than one year, are included in short term investments on the consolidated balance sheets. The Company determines the classification of its marketable securities as available-for-sale or held-to-maturity at the time of purchase and reassesses these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent to hold the securities to

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for other-than-temporary impairment. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity, which is recognized as interest income within general and administrative expense in the consolidated statements of operations. Interest income is recognized when earned.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments. The financial statements of the Company’s U.K. subsidiary are translated from their functional currency into U.S. dollars. Assets and liabilities are translated at period end rates of exchange, and revenue and expenses are translated using average rates of exchange. The resulting gain or loss is included in accumulated other comprehensive loss on the consolidated balance sheets.

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Computer equipment	2-3 years
Delivery equipment	1.5 years
Furniture and fixtures	5 years
Developed software	1-3 years
Purchased software	3-5 years
Leasehold improvements	Shorter of expected useful life or lease term

The Company reduced the estimated useful life on certain developed and purchased software and computer equipment assets to coincide with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the second quarter of 2015 (see Note 7, “Property and Equipment”).

Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, the Company records a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset.

Accounts Receivable, Net

Accounts receivable primarily represent the net cash due from the Company’s payment processor for cleared transactions and amounts owed from corporate customers. The carrying amount of the Company’s receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of amounts that will not be collected. These uncollected amounts are generally not recovered from the restaurants. The allowance is recorded through a charge to bad debt expense which is recorded within general and administrative expense in the consolidated statements of operations. The allowance is based on historical loss experience and any specific risks identified in collection matters.

Management provides for probable uncollectible amounts through a charge against bad debt expense and a credit to an allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off against the allowance. The Company does not charge interest on trade receivables.

The Company incurs expenses for uncollected credit card receivables (or “chargebacks”), including fraudulent orders, when a diner’s card is authorized but fails to process, and for other unpaid credit card receivables, as well as uncollected accounts receivable from the Company’s corporate customers. The majority of the Company’s chargeback expense is recorded directly to general and administrative expense in the consolidated statements of operations as the charges are incurred; however, a portion of the allowance for doubtful accounts includes a reserve for chargebacks on the net cash due from the Company’s payment processors as of the end of the period.

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows:

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$723	$510
Additions to expense	850	426
Writeoffs, net of recoveries and other adjustments	(614)	(213)
Balance at end of period	$959	$723

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Advertising Costs

Advertising costs are generally expensed as incurred in connection with the requisite service period. Certain advertising production costs are capitalized and expensed when the advertisement first takes place. For the years ended December 31, 2015, 2014 and 2013, expenses attributable to advertising totaled approximately $64.4 million, $45.9 million and $25.0 million, respectively. Advertising costs are recorded in sales and marketing expense on the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards, including stock options, restricted stock units and restricted stock awards, at fair value on the date of grant and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.

The Company uses the Black-Scholes option-pricing model to determine the fair value for stock options. In valuing the Company’s options, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date. Expected dividend yield is based on the Company’s historical dividend payments, which have been zero to date. As the Company did not have public trading history for its common shares until April of 2014, the expected volatility for the Company’s common stock is estimated using a combination of the published historical and implied volatilities of industry peers representing the verticals in which the Company operates and the historical volatility of the Company’s own common stock. The Company estimates the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable. The term of the award is estimated using the simplified method. Forfeiture rates are estimated using historical actual forfeiture trends as well as the Company’s judgment of future forfeitures. These rates are evaluated quarterly and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. The Company considers many factors when estimating expected forfeitures, including the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

The Company has elected to use the with-and-without method in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes available to the Company have been utilized. See Note 9, “Stock-Based Compensation” for further discussion.

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

Seamless North America, LLC became a partnership for tax purposes in June of 2011. The income tax consequences of a partnership are borne by its partners. The tax consequences of this partnership were borne by Aramark Holdings Corporation (“Aramark”) and SLW Investors, LLC from June of 2011 through October 29, 2012. Starting October 30, 2012, 74% of the partnership’s taxable income was reflected as taxable income at Seamless Holdings, a subsidiary of Grubhub Inc. Starting on August 9, 2013, 100% of the partnership’s taxable income was recognized as taxable income by the Company. If Seamless North America, LLC had been taxed as a C corporation for all of its earnings throughout 2013, the tax expense recorded in these consolidated statements of operations would have increased by $0.9 million.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment. The Company evaluates intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended December 31, 2015, 2014 or 2013.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated useful life of the application. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in depreciation and amortization in the consolidated statements of operations. The Company capitalized $8.0 million, $3.6 million and $2.6 million of website development costs during the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment at September 30 of each year.

The Company tests for impairment using a two-step process. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any, by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded. The Company determined there was no goodwill impairment during the years ended December 31, 2015, 2014 or 2013.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. For the years ended December 31, 2015, 2014 and 2013, the Company had no customers which accounted for more than 1% of revenue or 10% of accounts receivable.

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

The Company generates revenues primarily when diners place an order on the platform through its mobile applications, its websites, third-party websites that incorporate API or one of the Company’s listed phone numbers. Restaurants pay a commission, typically a percentage of the transaction, on orders that are processed through the platform. Most of the restaurants on the platform can choose their level of commission rate, at or above a base rate, to affect their relative priority in the sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. Additionally, restaurants that use the Company’s delivery services pay an additional commission for the use of those services. As an agent of the merchant in the transaction, the Company recognizes as revenues only the commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company periodically provides incentive offers to restaurants and diners to use the platform. These promotions are generally cash credits to be applied against purchases. These incentive offers are recorded as reductions in revenues, generally on the date the corresponding revenue is recorded.

Revenues from online and phone delivery orders are recognized when these orders are placed at the restaurants. The amount of revenue recorded by the Company is based on the contractual arrangement with the related restaurant, and is adjusted for any cash credits, including incentive offers provided to restaurants and diners, related to the transaction. The Company also recognizes as revenue any fees charged to the diner for delivery services provided by the Company. Although the Company will process the entire amount of the transaction with the diner, it will record revenue on a net basis because the Company is acting as an agent of the merchant in the transaction. The Company will record an amount representing the restaurant food liability for the net balance due the restaurant. Costs incurred for processing the transactions and providing delivery services are included in operations and support in the consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet. Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The ASU is effective beginning in the first quarter of 2017, but with early adoption permitted and may be applied either prospectively or retrospectively. The Company has elected to early adopt ASU 2015-17 on a retrospective basis effective in the fourth quarter of 2015. The adoption of ASU 2015-17 impacted the presentation of the Company’s deferred tax assets and liabilities in the consolidated balance sheets and certain disclosures, but did not have an impact on results of operations or cash flows. See Note 10, “Income Taxes” for further details.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the requirement to account for adjustments identified during the measurement-period in a business combination retrospectively. Instead, the acquirer must recognize measurement-period adjustments during the period in which they are identified, including the effect on earnings of any amounts that would have been recorded in previous periods had the purchase accounting been completed at the acquisition date. ASU 2015-16 will be effective for the Company in the first quarter of 2016 with early adoption permitted. The adoption of ASU 2015-16 is expected to eliminate costs related to retrospective application of any measurement-period adjustments that may be identified, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles -Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on accounting for fees paid in a cloud computing arrangement. Under ASU 2015-05, if a cloud computing arrangement includes a software license, the software license element should be accounted for consistent with the purchase of other software licenses. If the cloud computing arrangement does not include a software license, it should be accounted for as a service contract. ASU 2015-05 will be effective for the Company in the first quarter of 2016 and may be applied either prospectively or retrospectively. The Company has elected to apply ASU 2015-05 prospectively; however, its adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

3. Acquisitions

2015 Acquisitions

On February 4, 2015, the Company acquired assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”), on February 27, 2015, the Company acquired the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”) and on December 4, 2015, the Company acquired the membership units of Mealport USA, LLC (“Delivered Dish”). Aggregate consideration for the three acquisitions was approximately $73.9 million in cash and 407,812 restricted shares of the Company’s common stock, or an estimated total transaction value of approximately $89.9 million based on the Company’s closing share price on the respective closing dates, net of cash acquired of $0.7 million. DiningIn, Restaurants on the Run and Delivered Dish provide delivery options for individual diners, group orders and corporate catering. The acquisitions have expanded and enhanced the Company’s service offerings for its customers, particularly in the delivery space.

The excess of the consideration transferred in the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, which represents the opportunity to expand restaurant delivery services and enhance the breadth and depth of the Company’s restaurant networks. The goodwill related to these acquisitions of $43.4 million is expected to be deductible for income tax purposes.

During the year ended December 31, 2015, the Company incurred certain expenses directly and indirectly related to acquisitions of $1.1 million, which were recognized in general and administrative expenses within the consolidated statements of operations.

The assets acquired and liabilities assumed of DiningIn, Restaurants on the Run and Delivered Dish were recorded at their estimated fair values as of the closing dates of February 4, 2015, February 27, 2015 and December 4, 2015, respectively. The following table summarizes the final purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the DiningIn, Restaurants on the Run and Delivered Dish acquisitions:

(in thousands)
Cash and cash equivalents	$698
Accounts receivable	2,331
Prepaid expenses and other assets	325
Customer and vendor relationships	44,259
Property and equipment	161
Developed technology	4,676
Goodwill	43,432
Trademarks	529
Accounts payable and accrued expenses	(5,826)
Total purchase price plus cash acquired	90,585
Cash acquired	(698)
Fair value of common stock issued	(15,980)
Net cash paid	$73,907

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

The results of operations of DiningIn, Restaurants on the Run and Delivered Dish have been included in the Company’s financial statements since February 4, 2015, February 27, 2015 and December 4, 2015, respectively. The total amount of revenues and net loss from the acquisitions included in the Company’s operating results since the respective acquisition dates through December 31, 2015 were $23.0 million and $1.5 million, respectively.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following unaudited pro forma information presents a summary of the operating results of the Company for the years ended December, 2015 and 2014 as if the acquisitions had occurred on January 1, 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Revenues	$371,021	$283,522
Net income	39,431	23,103

The pro forma adjustments reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred and pro forma tax adjustments for the years ended December 31, 2015 and 2014 as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Depreciation and amortization	$3	$5,483
Transaction costs	(1,055)	(646)
Income tax benefit	(109)	(1,066)

The unaudited pro forma revenues and net income are not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

2014 Acquisitions

There were no acquisitions during the year ended December 31, 2014.

2013 Acquisitions

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$22,744	$—	$(5)	$22,739
Short term investments
Commercial paper	90,949	—	(102)	90,847
Corporate bonds	41,503	9	(39)	41,473
U.S. government agency bonds	8,996	8	—	9,004
Total	$164,192	$17	$(146)	$164,063

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Corporate bonds	$1,882	$1	$(1)	$1,882
Short term investments
Commercial paper	38,081	—	(26)	38,055
Corporate bonds	73,260	2	(64)	73,198
Total	$113,223	$3	$(91)	$113,135

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of December 31, 2015.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$113,586	$(107)	$—	$—	$113,586	$(107)
Corporate bonds	31,952	(39)	—	—	31,952	(39)
Total	$145,538	$(146)	$—	$—	$145,538	$(146)

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$38,055	$(26)	$—	$—	$38,055	$(26)
Corporate bonds	64,557	(65)	—	—	64,557	(65)
Total	$102,612	$(91)	$—	$—	$102,612	$(91)

During the years ended December 31, 2015 and 2014, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities. The Company did not have any marketable securities prior to July 1, 2014.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 14, “Fair Value Measurement”, for further details).

5. Related Party Transactions

Due to Related Party

During the year ended December 31, 2013, the Company had a cash management program with Aramark whereby all payroll and related costs were funded by Aramark and all cumulative excess cash balances were deposited with Aramark. The program was terminated in 2013 and no balance was due as of December 31, 2013.

Corporate Services Agreement

The Company had an arrangement with Aramark pursuant to which Aramark would provide support to the Company for certain corporate, accounting, information technology and other administrative services. Total expenses incurred under this arrangement were $0.1 million during the years ended December 31, 2013. The arrangement was terminated in 2013.

6. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$9,819	$(6,288)	$3,531	$5,143	$(2,392)	$2,751
Customer and vendor relationships, databases	236,238	(44,192)	192,046	191,979	(30,067)	161,912
Trademarks	529	(215)	314	—	—	—
Total amortizable intangible assets	246,586	(50,695)	195,891	197,122	(32,459)	164,663
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$336,262	$(50,695)	$285,567	$286,798	$(32,459)	$254,339

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Amortization expense for acquired intangible assets was $18.2 million, $14.1 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows.

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2013	$352,788	$—	$352,788
Balance as of December 31, 2014	352,788	—	352,788
Acquisitions	43,432	—	43,432
Balance as of December 31, 2015	$396,220	$—	$396,220

During the year ended December 31, 2015, the Company recorded additions to acquired intangible assets of $49.5 million as a result of the acquisitions of DiningIn, Restaurants on the Run and Delivered Dish. The components of the acquired intangibles assets added during the year ended December 31, 2015 were as follows:

	Year Ended December 31, 2015	Weighted-Average Amortization Period
	(in thousands)	(years)
Customer and vendor relationships	$44,259	18.7
Developed technology	4,676	1.7
Trademarks	529	1.8
Total	$49,464

Estimated future amortization expense of acquired intangible assets as of December 31, 2015 was as follows:

(in thousands)
2016	$17,664
2017	15,331
2018	14,455
2019	14,455
2020	11,249
Thereafter	122,737
Total	$195,891

As of December 31, 2015, the estimated remaining weighted-average useful life of the Company’s acquired intangibles was 14.3 years. The Company recognizes amortization expense for acquired intangibles on a straight-line basis.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

7. Property and Equipment

The components of the Company’s property and equipment as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Computer equipment	$10,080	$12,114
Delivery equipment	555	—
Furniture and fixtures	2,092	1,876
Developed software	11,129	12,378
Purchased software	361	2,149
Leasehold improvements	6,050	5,900
Property and equipment	30,267	34,417
Accumulated amortization and depreciation	(11,185)	(18,414)
Property and equipment, net	$19,082	$16,003

The gross carrying amount and accumulated amortization and depreciation of the Company’s property and equipment as of December 31, 2015 have been adjusted for certain fully depreciated developed and purchased software and computer equipment assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the second quarter of 2015 and certain other computer equipment that were fully depreciated and disposed of during the fourth quarter of 2015. During the year ended December 31, 2015, the Company recorded approximately $1.9 million of accelerated depreciation and amortization expense related to these retired assets.

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the years ended December 31, 2015, 2014 and 2013 of $5.7 million, $5.7 million and $4.0 million, respectively.

The Company capitalized developed software costs of $8.0 million, $3.6 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2015, 2014 and 2013 was $4.1 million, $2.9 million and $2.6 million, respectively.

 8. Commitments and Contingencies

Office Facility Leases

The Company has various operating lease agreements for its office facilities which expire at various dates through March 2026. The terms of the lease agreements provide for rental payments on a graduated basis. The Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal for a period of five years. The Company recognizes rent expense on a straight-line basis over the lease term.

Rental expense, primarily for leased office space under the operating lease commitments, was $4.1 million, $3.6 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under the Company’s operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 were as follows:

(in thousands)
2016	$3,618
2017	3,938
2018	4,499
2019	4,698
2020	4,762
Thereafter	19,567
Total	$41,082

The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Legal

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Grubhub Holdings Inc., in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). In September 2011, Ameranth amended its complaint in the ’1810 action to also allege patent infringement against Seamless North America, LLC. Ameranth alleged that the Grubhub Holdings Inc. and Seamless North America, LLC ordering systems, products and services infringe claims 12 through 15 of U.S. Patent No. 6,384,850 (“’850 patent”) and claims 11 and 15 of U.S. Patent No. 6,871,325 (“’325 patent”).

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

No trial date has been set for this case and the consolidated district court case remains stayed. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of December 31, 2015, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities.

Indemnification

In connection with the Merger in August 2013, the Company agreed to indemnify Aramark for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings Corporation that were the result of certain actions taken by the Company through October 29, 2014, in certain instances subject to a $15.0 million limitation. Management is not aware of any actions that would impact the indemnification obligation.

Restructuring

On November 20, 2013, the Company announced plans to close its Sandy, Utah office location in 2014. The Company recorded a restructuring accrual in the consolidated balance sheets for severance and payroll related benefits and other facility closure costs as a result of the restructuring announcement. The amounts recorded represented the service vesting requirements for identified employees who worked for various periods beyond the communication date and related lease termination costs. The facility was closed on November 30, 2014; however, certain employees worked until January 2, 2015. During the year ended December 31, 2014, total restructuring costs incurred were approximately $1.3 million, including expense of $0.5 million related to the termination of the Sandy, Utah office lease agreement. During the year ended December 31, 2013, total restructuring costs incurred were $0.2 million. Restructuring expense was recognized in general and administrative expense in the consolidated statements of operations. The Company did not incur any restructuring expense related to the Sandy, Utah facility closure during the year ended December 31, 2015.

The following table summarizes the Company’s restructuring activity during the years ended December 31, 2015 and 2014:

(in thousands)
Restructuring accrual balance at December 31, 2013	$176
Restructuring expense	1,313
Cash payments	(741)
Restructuring accrual balance at December 31, 2014	748
Restructuring expense	—
Cash payments	(748)
Restructuring accrual balance at December 31, 2015	$—

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation

In May 2015, the Company’s stockholders approved the Grubhub Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”), pursuant to which the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based and cash-based awards. On May 20, 2015, the Company filed a registration statement on Form S-8 to register up to 14,256,901 shares of common stock reserved for issuance pursuant to awards granted under the 2015 Plan. Effective May 20, 2015, no further grants will be made under the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”). As of December 31, 2015, there were 8,637,093 shares of common stock authorized and available for issuance pursuant to awards granted under the 2015 Plan. The Board of Directors of the Company and committee or subcommittee of the Board of Directors has discretion to establish the terms and conditions for grants, including, but not limited to, the number shares and vesting and forfeiture provisions.

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock units and restricted stock awards. For all stock options outstanding as of December 31, 2015, the exercise price of the stock options equals the fair value of the stock option on the grant date. The stock options and restricted stock units vest over different lengths of time, but generally over 4 years, and are subject to forfeiture upon termination of employment prior to vesting. The maximum term for stock options issued to employees under the 2015 Plan and the 2013 Plan is 10 years, and they expire 10 years from the date of grant. Compensation expense for stock options, restricted stock units and restricted stock awards is recognized ratably over the vesting period.

The rights granted to the recipient of a restricted stock unit generally accrue over the vesting period. Participants holding restricted stock units are not entitled to any ordinary cash dividends paid by the Company with respect to such shares unless otherwise provided by the terms of the award. The Company does not expect to pay any dividends in the foreseeable future.

The recipient of a restricted stock award shall have all of the rights of a holder of shares of the Company’s common stock, including the right to receive dividends, the right to vote such shares and, upon the full vesting of the restricted stock awards, the right to tender such shares. The payment of any dividends will be deferred until the restricted stock awards have fully vested. The restricted stock awards outstanding as of December 31, 2015, generally vest over 2 years and are subject to forfeiture upon termination of employment prior to vesting unless otherwise provided in the terms of the award agreement.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Stock Options

The Company granted 2,542,523, 2,019,413 and 3,698,708 stock options during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The fair value at grant date, prior to the Company’s initial public offering in April 2014 (the “IPO”), was determined considering the performance of the Company at the grant date as well as future growth and profitability expectations by applying market and income approaches. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Weighted-average fair value options granted	$14.66	$13.87	$3.97
Average risk-free interest rate	1.65%	1.97%	1.41%
Expected stock price volatilities(a)	48.4%	50.3%	50.7%
Dividend yield	None	None	None
Expected stock option life (years)	6.07	6.26	5.20
(a)

There was no active external or internal market for the Company’s common stock prior to the IPO. Due to the Company’s limited trading history, the Company estimated expected volatility for the years ended December 31, 2015 and 2014 based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock. During the year ended December 31, 2013, the expected volatility was based on the historical and implied volatilities of comparable publicly-traded companies as there was no trading history for the Company’s own common stock.

Stock option awards as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2014	6,180,795	$8.49	$172,661	7.87
Granted	2,542,523	30.99
Forfeited	(1,066,623)	18.31
Exercised	(2,578,398)	4.63
Outstanding at December 31, 2015	5,078,297	19.66	41,107	8.21
Vested and expected to vest at December 31, 2015	3,522,623	17.77	32,195	8.08
Exercisable at December 31, 2015	1,349,375	$8.23	$23,208	6.62

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2015, 2014 and 2013 was $87.6 million, $74.0 million and $3.4 million, respectively.

The Company recorded compensation expense for stock options of $9.9 million, $9.4 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015 and 2014, the Company capitalized $0.5 million and $0.1 million of stock-based compensation expense as website and software development costs, respectively. As of December, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $25.7 million and is expected to be recognized over a weighted-average period of 3.2 years.

During the years ended December 31, 2015 and 2014, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $27.8 million and $13.0 million, respectively. Excess tax benefits were suspended during the year ended December 31, 2013 due to net operating losses. Excess tax benefits reflect the total of

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

the individual stock option exercise transactions in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded.

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock unit awards as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015 were as follows:

	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	2,899	$31.90	—	$—
Granted	896,906	27.85	101,616	42.01
Forfeited	(11,322)	28.98	—	—
Vested	—	—	(33,872)	42.01
Outstanding at December 31, 2015	888,483	$27.85	67,744	$42.01

During the year ended December 31, 2015, compensation expense recognized related to restricted stock awards and restricted stock units was $1.9 million and $1.7 million, respectively. During the year ended December 31, 2014, compensation expense recognized related to restricted stock units was nominal. There were no non-vested restricted stock units or related expense during the years ended December 31, 2013. There were no non-vested restricted stock awards or related expense during the years ended December 31, 2014 and 2013. The aggregate fair value of restricted stock awards that vested during the year ended December 31, 2015 was $1.4 million. As of December, 2015, $13.8 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 888,483 non-vested restricted stock units with a weighted-average grant date fair value of $27.85 is expected to be recognized over a weighted-average period of 3.7 years. As of December 31, 2015, $1.7 million of total unrecognized compensation cost related to 67,744 non-vested restricted stock awards with weighted-average grant date fair values of $42.01 is expected to be recognized over a weighted-average period of 1.2 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

There were no excess tax benefits related to restricted stock units or restricted stock awards during the years ended December 31, 2015, 2014 and 2013.

10. Income Taxes

The Company files income tax returns in the U.S. federal, the United Kingdom and various state jurisdictions.

For the years ended December 31, 2015, 2014 and 2013, the income tax provision was comprised of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$20,947	$8,073	$2,912
State	6,260	7,610	3,056
Foreign	480	426	468
Total current	27,687	16,109	6,436
Deferred:
Federal	(1,534)	1,056	1,300
State	(2,301)	3,556	406
Total deferred	(3,835)	4,612	1,706
Total income tax expense	$23,852	$20,721	$8,142

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Income before provision for income taxes for the years ended December 31, 2015, 2014 and 2013, was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic source	$59,705	$43,069	$12,986
Foreign source	2,224	1,915	1,903
Income before provision for income taxes	$61,929	$44,984	$14,889

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to the income taxes reported in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax expense at statutory rate	$21,675	$15,747	$5,211
State income taxes	2,577	8,038	2,522
Deferred tax impact of reorganization	—	(2,382)	—
Nondeductible transaction costs	—	—	1,148
Tax benefit of partnership status	—	—	(726)
Valuation allowance reversal	—	—	(502)
Research and development tax credit	(345)	—	—
Foreign rate differential	(328)	(253)	(220)
Deferred tax true-up	69	—	—
All other	204	(429)	709
Total income tax expense	$23,852	$20,721	$8,142

On December 31, 2014, the Company undertook a series of transactions intended to simplify its legal and tax structure in the U.S. The result of the reorganization was a combination of Grubhub Holdings Inc. and Seamless North America, LLC, which resulted in the deemed liquidation of the Seamless North America, LLC partnership status for tax purposes. The reorganization resulted in a net income tax benefit of $0.4 million for the year ended December 31, 2014. The income tax benefit consisted of a deferred tax benefit of $2.2 million as a result of converting the Seamless North America, LLC partnership into a division of Grubhub Holdings Inc., partially offset by an increase in deferred tax expense of $1.8 million as a result of the adjusted deferred state tax rate applicable to the Company’s U.S. operations.

The Company recorded a $2.0 million increase in deferred tax expense in 2014 as a result of a change in state tax law.

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$5,134	$7,212
Accrued expenses	1,934	2,221
Stock-based compensation	8,330	7,752
Total deferred tax assets	15,398	17,185
Valuation allowance	(910)	(910)
Net deferred tax assets	14,488	16,275
Deferred tax liabilities:
Fixed assets	(2,269)	(2,721)
Intangible assets	(99,803)	(104,973)
Total deferred tax liabilities	(102,072)	(107,694)
Net deferred tax liability	$(87,584)	$(91,419)

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

A partial valuation reserve of $0.9 million was recorded as of both December 31, 2015 and 2014, against certain state-only credits as those credits have a short carryover period and the Company believes that this portion of the credit carryovers will more likely than not expire before they are utilized.

Classification of net deferred tax assets (liabilities) on the consolidated balance sheets as of December 31, 2015 and 2014 was as follows:

	As of December 31,
	2015	2014
	(in thousands)
Non-current liabilities	$(87,584)	$(91,419)
Total deferred tax liability	$(87,584)	$(91,419)

The Company has early adopted ASU 2015-17, relating to the presentation of deferred tax assets and deferred tax liabilities as non-current in the consolidated balance sheets, in the fourth quarter of 2015. The consolidated balance sheet as of the year ended December, 31, 2014, has been retrospectively adjusted to reflect the change in presentation of $0.8 million of current deferred tax assets.

The Company has not provided U.S. income tax on the accumulated earnings of its U.K. subsidiary, Seamless Europe, Ltd. of approximately $7.7 million as of December 31, 2015, as it intends to permanently reinvest those undistributed earnings into future operations in that country. The Company estimates the potential additional U.S. tax liabilities that would result from the complete repatriation of those accumulated earnings to be approximately $1.9 million as of December 31, 2015.

The Company had the following tax loss and credit carryforwards as of December 31, 2015 and 2014:

	2015	2014	Beginning Year of Expiration
	(in thousands)
U.S. federal loss carryforwards	$3,284	$7,706	2027
U.S. state and local loss carryforwards	5,753	9,856	2027
U.S. contribution carryforwards	—	166	2015
Illinois Edge Credits(a)	3,829	2,938	2017
New York unincorporated business tax credits(a)	—	875	2021

(a)	Amounts are before the federal benefit of state tax

In addition to the federal and state NOL carryforwards shown above, as of December 31, 2015 the Company has $47.5 million in additional loss carryovers attributable to excess tax benefits on stock option exercises that will be recorded to additional paid-in capital when those losses are deemed utilized applying the “with and without” method of accounting for excess tax benefits.

During the year ended December 31, 2015, the Internal Revenue Service completed an audit of Grubhub Inc.’s and its subsidiaries’ tax return for the year ended December 31, 2013 and proposed no changes. The Company is currently under examination in Illinois for corporate income tax returns for the tax years ended December 31, 2013 and 2012. The Company cannot predict with certainty whether there will be any additional tax liabilities, penalties and/or interest as a result of the audit. The Company’s tax returns are subject to the normal statute of limitations, three years from the filing date for federal income tax purposes. The federal and state statute of limitations generally remain open for years in which tax losses are generated until three years from the year those losses are utilized. Under these rules, the 2007 and later year NOLs of Slick City Media, Inc. are still subject to audit by the IRS and state and local jurisdictions. Also, the 2007 and later year NOLs of Grubhub Holdings Inc. and its acquired businesses are still subject to audit by the IRS and state and local jurisdictions. The September 30, 2012 and later period U.K. returns of Seamless Europe Ltd. are subject to exam by the U.K. tax authorities.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s unrecognized tax benefit activity during the years ended December 31, 2015 and 2014, excluding the related accrual for interest:

	As of December 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$3,188	$1,097
Reductions for tax positions of prior years	(296)	(491)
Additions for tax positions of prior years	40	50
Additions for tax positions of the current year	—	2,532
Balance at end of period	$2,932	$3,188

The Company records interest and penalties, if any, as a component of its income tax expense in the consolidated statements of operations. No interest expense or penalties were recognized during the years ended December 31, 2015 or 2014. The non-current income tax liabilities are recorded in long-term liabilities in the consolidated balance sheets. At December 31, 2015, the Company did not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of tax examinations or other factors, within the next twelve months. Included in the consolidated balance sheets at December 31, 2015 and 2014 were deferred tax assets that relate to the potential settlement of these unrecognized tax benefits. After consideration of these amounts, $1.0 million of the amount accrued at each of December 31, 2015 and 2014, would impact the effective tax rate if reversed.

11. Stockholders’ Equity

As of December 31, 2015 and 2014, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

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

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At December 31, 2015 and 2014, there were 500,000,000 shares of common stock authorized. At December 31, 2015 and 2014, there were 84,979,869 and 81,905,325 shares of common stock issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of December 31, 2015 and 2014.

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of December 31, 2015 and 2014. Upon the closing of the IPO on April 4, 2014, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted on a one-for-one basis into an aggregate of 19,284,113 shares of common stock. There were no issued or outstanding shares of preferred stock as of December 31, 2015 and 2014.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

12. Retirement Plan

Beginning February 1, 2012, the Company has maintained a defined contribution plan for employees. The plan is qualified under section 401(k) of the Internal Revenue Code. For the years ended December 31, 2015, 2014 and 2013, the Company matched 100% of the first 3% of employees’ contributions and 50% of the next 2% of employees’ contributions that were made. The Company may also make discretionary profit sharing contributions as determined by the Company’s Board of Directors. The Company’s matching contributions to the plan were $1.3 million, $1.0 million and $0.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.

13. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock awards and restricted stock units, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units and restricted stock awards using the treasury stock method and common stock issuable upon conversion of the Series A Preferred Stock. Upon the closing of the IPO, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted into an aggregate of 19,284,113 shares of common stock.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$38,077	84,076	$0.45
Effect of Dilutive Securities
Preferred stock	—	—
Stock options	—	1,594
Restricted stock units and restricted stock awards	—	36
Diluted EPS
Net income attributable to common stockholders	$38,077	85,706	$0.44

	Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$24,263
Preferred stock tax distributions	(320)
Basic EPS
Net income attributable to common stockholders	23,943	73,571	$0.33
Effect of Dilutive Securities
Preferred stock	320	4,980
Stock options	—	3,147
Restricted stock units and restricted stock awards	—	—
Diluted EPS
Net income attributable to common stockholders	$24,263	81,698	$0.30

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$6,747
Preferred stock tax distributions	(1,073)
Basic EPS
Net income attributable to common stockholders	5,674	40,681	$0.14
Effect of Dilutive Securities
Preferred stock	1,073	14,390
Stock options	—	1,574
Diluted EPS
Net income attributable to common stockholders	$6,747	56,645	$0.12

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Anti-dilutive shares underlying stock-based awards:
Stock options	2,380,813	407,328	477,452
Restricted stock awards	—	—	—
Restricted stock units	464,930	657	—

There were no outstanding restricted stock awards during the years ended December 31, 2014 and 2013. There were no outstanding restricted stock units during the year ended December 31, 2013.

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

The Company applied the following methods and assumptions in estimating its fair value measurements: the Company’s commercial paper, investments in corporate and U.S. government agency bonds and certain money market funds are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly. Accounts receivable and accounts payable approximate fair value due to their generally short-term maturities.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the balances of assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$1,083	$—	$—	$1,386	$—
Commercial paper	—	113,586	—	—	38,055	—
Corporate bonds	—	41,473	—	—	75,080	—
U.S. government agency bonds	—	9,004	—	—	—	—
Total	$—	$165,146	$—	$—	$114,521	$—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 3, “Acquisitions,” for further discussion of the fair value of assets and liabilities associated with acquisitions.

15. Subsequent Events

On January 22, 2016, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do no obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction.

From January 1, 2016 through February 19, 2016, the Company repurchased and retired $9.8 million of its common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2016 - January 31, 2016	148,073	$18.67	148,073	$97,235
February 1, 2016 - February 19, 2016	358,600	19.51	358,600	90,239
Total	506,673	$19.26	506,673

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Grubhub Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable common stock, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grubhub Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grubhub Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 25, 2016

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Grubhub Inc. as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 and (ii) the results of acquired businesses from the relevant acquisition dates in 2015. In the opinion of management, the data has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share data)(unaudited)
Revenues	$99,959	$85,662	$87,955	$88,249	$73,313	$61,941	$60,006	$58,613
Costs and expenses:
Sales and marketing	24,921	21,443	20,679	24,107	19,033	14,883	16,168	16,117
Operations and support	32,483	27,637	24,603	22,701	17,766	14,902	14,734	15,107
Technology (exclusive of amortization)	8,802	8,412	7,902	7,666	7,212	6,560	6,066	5,347
General and administrative	11,457	10,203	9,745	9,101	7,220	8,143	8,620	8,324
Depreciation and amortization	6,657	6,299	8,829	6,249	5,809	5,748	5,615	5,515
Total costs and expenses	84,320	73,994	71,758	69,824	57,040	50,236	51,203	50,410
Income before provision for income taxes	15,639	11,668	16,197	18,425	16,273	11,705	8,803	8,203
Provision for income taxes	4,351	4,801	6,845	7,855	5,508	5,252	6,111	3,850
Net income	11,288	6,867	9,352	10,570	10,765	6,453	2,692	4,353
Preferred stock tax distributions	—	—	—	—	—	—	(320)	—
Net income attributable to common stockholders	$11,288	$6,867	$9,352	$10,570	$10,765	$6,453	$2,372	$4,353
Net income per share attributable to common stockholders(a):
Basic	$0.13	$0.08	$0.11	$0.13	$0.13	$0.08	$0.03	$0.08
Diluted	$0.13	$0.08	$0.11	$0.12	$0.13	$0.08	$0.03	$0.06

(a)	Full year amounts may not equal the sum of the quarters due to rounding

•

In addition to the impact of the growth in orders and the inclusion of the result of the Company’s recent acquisitions, the quarterly increase in operations and support expense was driven by the investment in the Company’s delivery network during the year ended December 31, 2015. During the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, the Company recognized acquisition-related and restructuring costs of $0.6 million, $0.1 million, $0.4 million and $0.5 million, respectively, within general and administrative expense in the consolidated statements of operations.  During the three months ended June 30, 2015, the Company recognized accelerated depreciation and amortization expense of $1.9 million for certain developed and purchased software and computer equipment assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform.

•

During the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, the Company recognized acquisition-related and restructuring costs of $0.3 million, $0.2 million, $0.7 million and $0.4 million, respectively, within general and administrative expense in the consolidated statements of operations.

Our key business metrics were as follows for the periods presented:

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(unaudited)
Active Diners	6,746,000	6,431,000	5,932,000	5,604,000	5,029,000	4,571,000	4,192,000	3,851,000
Daily Average Grubs	241,800	211,500	220,100	234,700	202,700	172,700	174,500	181,200
Gross Food Sales (in millions)	$642.5	$553.6	$567.6	$589.9	$508.0	$423.8	$422.6	$433.0

•	Active Diners are the number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s platform.
•	Daily Average Grubs are calculated as the number of revenue generating orders placed on the platform divided by the number of days for a given period.
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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2015 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report and Attestation Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(c) and 15(d)-15(c) under the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Our management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management excluded from its assessment the operations of Restaurants on the Run, LLC, DiningIn.com, Inc. and MealPort USA, LLC acquired during 2015, which is described in Part II, Item 8, Note 3, “Acquisitions” to the consolidated financial statements.

Based on this assessment, our management determined that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.

Crowe Horwath LLP, our independent registered public accounting firm, who has audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, and as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

We have audited Grubhub Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the “COSO criteria”). Grubhub Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company has excluded the operations of Restaurants on the Run, LLC, DiningIn.com, Inc. and MealPort USA, LLC acquired during 2015, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, they have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Grubhub Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Grubhub Inc. as of December 31, 2015 and 2014, and the related consolidated financial statements of operations, comprehensive income, changes in stockholder’s equity and redeemable common stock and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 25, 2016

Item 9B.	Other Information

Compensatory Arrangements of Certain Officers

On February 22, 2016, the Compensation Committee of the Company’s Board of Directors approved cash bonuses for fiscal 2015 under the Company’s Management Incentive Bonus Program for the Company’s named executive officers in the amounts set forth below:

Named Executive Officer	2015 Bonus
Matthew Maloney Chief Executive Officer	$273,600
Adam DeWitt Chief Financial Officer	$171,000

80% of each award was based on the Company’s performance for fiscal 2015, with the remaining 20% of each award based on individual performance in fiscal 2015.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Company’s definitive proxy statement to be filed with the SEC in connection with its 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), which is expected to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2015, and is incorporated herein by reference.

Code of Conduct.  The Company has adopted a code of business conduct and ethics (the “Code of Conduct”) that applies to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer.  The Code of Conduct is available on the Company’s website at investors.grubhub.com under “Corporate Governance.”  The Company intends to post on its website all disclosures that are required by law or NYSE listing rules regarding any amendment to, or a waiver of, any provision of the Code of Conduct for the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.	Executive Compensation

The information required by this Item 11 will be contained in the 2016 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the 2016 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be contained in the 2016 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2016 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Data

2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Grubhub Inc.	10-Q	001-36389	3.1	August 7, 2014

3.2	Amended and Restated By-laws of Grubhub Inc.	10-Q	001-36389	3.2	August 7, 2014

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194219	4.1	March 20, 2014

10.1	Registration Rights Agreement, dated August 8, 2013 by and among Grubhub Inc. (f/k/a Grubhub Seamless Inc. f/k/a Seamless Grubhub Holdings Inc.) and certain stockholders listed therein.	S-1	333-194219	10.1	March 14, 2014

10.2	Tax Matters Agreement, dated May 19, 2013, by and among Grubhub Holdings, Inc. Seamless Holdings Corporation and Aramark Holdings Corporation.	S-1	333-194219	10.2	March 14, 2014

10.3	Reorganization and Contribution Agreement, dated May 19, 2013, by and among Seamless North America, LLC, Grubhub Inc. (Grubhub Seamless Inc.), Grubhub Holdings Inc. (f/k/a Grubhub, Inc.), Pizza 1 Co., Pizza 2 Co., SLW Investor, LLC and Seamless Holdings Corporation.	S-1	333-194219	10.7	March 14, 2014

10.4	Stockholders’ Agreement of Seamless Grubhub Holdings Inc., dated as of May 19, 2013, as amended on August 8, 2013 by and between Seamless Grubhub Holdings Inc. and certain stockholders listed therein.	S-1/A	333-194219	10.4	February 18, 2014

10.5	First Amendment to Stockholders’ Agreement of Grubhub Holdings Inc., dated as of August 8, 2013 by and between Seamless Grubhub Holdings Inc. and certain stockholders listed therein.	S-1/A	333-194219	10.5	February 18, 2014

10.6	Second Amendment to Stockholders’ Agreement of Grubhub Holdings Inc., dated as of February 7, 2014 by and between Seamless Grubhub Holdings Inc. and certain stockholders listed therein.	S-1/A	333-194219	10.6	February 18, 2014

10.7*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of May 19, 2013.	S-1/A	333-194219	10.8	February 18, 2014

10.8*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of March 9, 2009.	S-1/A	333-194219	10.9	February 18, 2014

10.9*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of May 19, 2013.	S-1/A	333-194219	10.10	February 18, 2014

10.10*	Employment Offer Letter between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated October 17, 2011.	S-1/A	333-194219	10.11	February 18, 2014

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11*	Protective Agreement and Agreement Not To Compete between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of October 7, 2011.	S-1/A	333-194219	10.12	February 18, 2014

10.12*	Grubhub Inc. (f/k/a Grubhub Seamless Inc.) 2013 Omnibus Incentive Plan.	S-1/A	333-194219	10.15	February 18, 2014

10.13*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.16	February 18, 2014

10.14*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.17	February 18, 2014

10.15*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.18	February 18, 2014

10.16*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on January 28, 2013.	S-1/A	333-194219	10.19	February 18, 2014

10.17*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.20	February 18, 2014

10.18*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.21	February 18, 2014

10.19*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.22	February 18, 2014

10.20*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.23	February 18, 2014

10.21*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.24	February 18, 2014

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.22*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.25	February 18, 2014

10.23*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.26	February 18, 2014

10.24*	Employment Offer Letter between SeamlessWeb Professional Solutions, LLC and Jonathan H. Zabusky, dated as of June 6, 2011.	S-1/A	333-194219	10.32	February 18, 2014

10.25*	Agreement Relating to Employment and Post-Employment Competition between SeamlessWeb Professional Solutions, LLC and Jonathan H. Zabusky, dated as of June 6, 2011.	S-1/A	333-194219	10.33	February 18, 2014

10.26*	Transaction and Severance Benefits Letter between Seamless North America, LLC and Jonathan H. Zabusky, dated as of May 13, 2013.	S-1/A	333-194219	10.34	February 18, 2014

10.27*	Separation and General Release Agreement between Grubhub Inc. and Jonathan H. Zabusky, dated as of February 19, 2015.	10-K	001-36389	10.36	March 5, 2015

10.28*	Employee Restricted Stock Purchase Agreement, dated November 3, 2010, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney.	S-1/A	333-194219	10.38	February 18, 2014

10.29*	Note Cancellation and Stock Repurchase Agreement, dated December 21, 2012, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.), Matthew Maloney and Matt and Holly Maloney Family Limited.	S-1/A	333-194219	10.39	February 18, 2014

10.30*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.41	February 28, 2014

10.31*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.42	February 28, 2014

10.32*	Form of Indemnification Agreement.	S-1/A	333-194219	10.44	April 3, 2014

10.33*	Form of Option Grant Notice and Option Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.46	March 5, 2015

10.34*	Form of RSU Grant Notice and Restricted Stock Unit Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.47	March 5, 2015

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.35*	Amendment, dated August 3, 2015, to Separation and Release Agreement by and between Grubhub Inc. and Jonathan Zabusky	10-Q	001-36389	10.48	August 6, 2015

10.36	Office Building Lease, dated March 23, 2012, by and between 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.1	October 9, 2015

10.37	First Amendment to Lease, dated December 11, 2013, by and between Burnham Center – 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.2	October 9, 2015

10.38	Second Amendment to Lease, dated October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	8-K	001-36389	10.3	October 9, 2015

10.39*	Employment Offer Letter and Agreement Relating to Employment and Post-Employment Competition between Seamless North America, LLC and Margo Drucker, dated as of May 17, 2012.					X

10.40*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker, granted in substitution of options originally granted on July 9, 2012.					X

10.41*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker relating to options granted on January 28, 2014.					X

10.42*	Employment Offer Letter between Grubhub Holdings Inc. and Stanley Chia, dated as of February 22, 2015					X

10.43*	Employment Offer Letter between Grubhub Holdings Inc. and Barbara Martin Coppola, dated as of February 27, 2015.					X

10.44*	Grubhub Inc. 2015 Long-Term Incentive Plan.	DEF 14A	001-36389	Appendix A	April 10, 2015

10.45*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.					X

10.46*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.					X

10.47*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (NEO Grant).					X

10.48*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (NEO Grant).					X

21.1	List of Subsidiaries.					X

23.1	Consent of Crowe Horwath LLP					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBHUB INC.

By:	/s/ Adam DeWitt
Adam DeWitt
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the twenty-fifth day of February 2016.

/s/ Adam DeWitt	/s/ Matthew Maloney
Adam DeWitt	Matthew Maloney
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ David Fisher	/s/ Brian McAndrews
David Fisher	Brian McAndrews
Director	Chairman of the Board of Directors

/s/ Lloyd Frink	/s/ Keith Richman
Lloyd Frink	Keith Richman
Director	Director

/s/ Brandt Kucharski	/s/ Justin Sadrian
Brandt Kuckarski	Justin Sadrian
Corporate Controller	Director

/s/ Katrina Lake	/s/ Benjamin Spero
Katrina Lake	Benjamin Spero
Director	Director

/s/ Girish Lakshman
Girish Lakshman
Director