Form 10-Q
period 2016-03-31
GrubHub Inc.
filed 2016-05-09
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, 84,717,401 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,312	$169,293
Short term investments	121,129	141,448
Accounts receivable, less allowances for doubtful accounts	51,414	42,051
Prepaid expenses	3,578	3,482
Total current assets	379,433	356,274
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	24,226	19,082
OTHER ASSETS:
Other assets	3,383	3,105
Goodwill	396,220	396,220
Acquired intangible assets, net of amortization	280,772	285,567
Total other assets	680,375	684,892
TOTAL ASSETS	$1,084,034	$1,060,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$74,375	$64,326
Accounts payable	4,176	8,189
Accrued payroll	3,805	4,841
Taxes payable	423	426
Other accruals	15,699	11,830
Total current liabilities	98,478	89,612
LONG TERM LIABILITIES:
Deferred taxes, non-current	84,262	87,584
Other accruals	5,523	5,456
Total long term liabilities	89,785	93,040
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of March 31, 2016 and December 31, 2015; issued and outstanding: no shares as of March 31, 2016 and December 31, 2015.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at March 31, 2016 and December 31, 2015; issued and outstanding: 84,623,138 and 84,979,869 shares as of March 31, 2016 and December 31, 2015, respectively	8	8
Accumulated other comprehensive loss	(826)	(604)
Additional paid-in capital	767,756	759,292
Retained earnings	128,833	118,900
Total Stockholders’ Equity	$895,771	$877,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,084,034	$1,060,248

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenues	$112,240	$88,249
Costs and expenses:
Sales and marketing	28,833	24,107
Operations and support	34,987	22,701
Technology (exclusive of amortization)	10,192	7,666
General and administrative	13,589	9,101
Depreciation and amortization	7,308	6,249
Total costs and expenses	94,909	69,824
Income before provision for income taxes	17,331	18,425
Provision for income taxes	7,398	7,855
Net income attributable to common stockholders	$9,933	$10,570
Net income per share attributable to common stockholders:
Basic	$0.12	$0.13
Diluted	$0.12	$0.12
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	84,710	82,783
Diluted	85,699	85,098

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net income	$9,933	$10,570
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(222)	(293)
COMPREHENSIVE INCOME	$9,711	$10,277

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,933	$10,570
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,344	1,215
Provision for doubtful accounts	443	93
Deferred taxes	(3,321)	1,219
Amortization of intangible assets	5,964	5,034
Stock-based compensation	6,901	3,007
Other	26	239
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(9,956)	(11,862)
Prepaid expenses and other assets	(136)	255
Restaurant food liability	10,081	24,376
Accounts payable	(5,434)	(1,826)
Accrued payroll	(1,034)	(3,146)
Other accruals	3,855	1,248
Net cash provided by operating activities	18,666	30,422
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(56,227)	(37,068)
Proceeds from maturity of investments	76,615	38,060
Capitalized website and development costs	(2,331)	(1,213)
Purchases of property and equipment	(3,259)	(441)
Acquisitions of businesses, net of cash acquired	—	(55,506)
Acquisition of other intangible assets	(250)	—
Other cash flows from investing activities	(173)	—
Net cash provided by (used in) investing activities	14,375	(56,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(9,771)	—
Proceeds from exercise of stock options	1,012	5,823
Excess tax benefits related to stock-based compensation	10,610	6,492
Taxes paid related to net settlement of stock-based compensation awards	(682)	—
Net cash provided by financing activities	1,169	12,315
Net change in cash and cash equivalents	34,210	(13,431)
Effect of exchange rates on cash	(191)	(210)
Cash and cash equivalents at beginning of year	169,293	201,796
Cash and cash equivalents at end of the period	$203,312	$188,155
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common stock issued for acquisitions	$—	$15,980
Capitalized property, equipment and website and development costs in accounts payable at period end	1,423	308

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 26, 2016 (the “2015 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

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

There have been no material changes to the Company’s significant accounting policies described in the 2015 Form 10-K.

Recently Issued Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified and accounting for forfeitures. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective beginning in the first quarter of 2017 with early adoption permitted. ASU 2016-09 will be applied on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-09 on its consolidated financial statements and whether it will elect early adoption.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease under ASU 2016-02 will not significantly change from current GAAP. ASU 2016-02 is effective beginning in the first quarter of 2019 with early adoption permitted. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

the impact of adoption of ASU 2016-02 on its consolidated financial statements, but anticipates that it will result in a significant increase in its long-term assets and liabilities and minimal impact to its results of operations and cash flows.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet. Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The Company elected to early adopt ASU 2015-17 on a retrospective basis effective in the fourth quarter of 2015. The adoption of ASU 2015-17 impacted the presentation of the Company’s deferred tax assets and liabilities in the consolidated balance sheets and certain disclosures, but did not have an impact on results of operations or cash flows.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the requirement to account for adjustments identified during the measurement-period in a business combination retrospectively. Instead, the acquirer must recognize measurement-period adjustments during the period in which they are identified, including the effect on earnings of any amounts that would have been recorded in previous periods had the purchase accounting been completed at the acquisition date. ASU 2015-16 was effective for and adopted by the Company in the first quarter of 2016. The adoption of ASU 2015- eliminates costs related to retrospective application of any measurement-period adjustments that may be identified, but has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles -Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on accounting for fees paid in a cloud computing arrangement. Under ASU 2015-05, if a cloud computing arrangement includes a software license, the software license element should be accounted for consistent with the purchase of other software licenses. If the cloud computing arrangement does not include a software license, it should be accounted for as a service contract. ASU 2015-05 was effective for and adopted by the Company in the first quarter of 2016. The Company elected to apply ASU 2015-05 prospectively; however, its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, debt issuance costs related to line-of-credit arrangements will continue to be deferred and presented as an asset and subsequently amortized ratably over the term of the arrangement. The amendments in ASU 2015-03 and clarifications of ASU 2015-15 are effective for the Company in the first quarter of 2016. The Company entered into a credit agreement on April 29, 2016 (see Note 13, Subsequent Events, for additional details). The adoption of the ASUs will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued Accounting Standards Update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations and licensing. ASU 2016-10 reduces the

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. ASU 2014-09, ASU 2016-08 and ASU 2016-10 will be effective for the Company in the first quarter of 2018. Management is currently evaluating the impact the adoption of these ASUs will have on the Company’s consolidated financial position, results of operations or cash flows. The Company currently anticipates applying the modified retrospective approach when adopting these ASUs.

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

During the three months ended March 31, 2016 and 2015, the Company incurred certain expenses directly and indirectly related to acquisitions of $0.8 million and $0.6 million, respectively, which were recognized in general and administrative expenses within the condensed consolidated statements of operations.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

used to value the customer (restaurant) relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

The following unaudited pro forma information presents a summary of the operating results of the Company for the three months ended March 31, 2015 as if the acquisitions had occurred on January 1, 2014:

Three Months Ended March 31, 2015
(in thousands)
Revenues	$93,529
Net income	11,237

The pro forma adjustments reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred and pro forma tax adjustments for the three months ended March 31, 2015 as follows:

Three Months Ended March 31, 2015
(in thousands)
Depreciation and amortization	$428
Transaction costs	(566)
Income tax expense	59

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$44,338	$—	$(20)	$44,318
Short term investments
Commercial paper	87,046	—	(133)	86,913
Corporate bonds	25,088	5	(7)	25,086
U.S. government agency bonds	8,995	20	—	9,015
Total	$165,467	$25	$(160)	$165,332

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$22,744	$—	$(5)	$22,739
Short term investments
Commercial paper	90,949	—	(102)	90,847
Corporate bonds	41,503	9	(39)	41,473
U.S. government agency bonds	8,996	8	—	9,004
Total	$164,192	$17	$(146)	$164,063

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of March 31, 2016.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$131,231	$(153)	$—	$—	$131,231	$(153)
Corporate bonds	15,600	(7)	—	—	15,600	(7)
Total	$146,831	$(160)	$—	$—	$146,831	$(160)

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$113,586	$(107)	$—	$—	$113,586	$(107)
Corporate bonds	31,952	(39)	—	—	31,952	(39)
Total	$145,538	$(146)	$—	$—	$145,538	$(146)

During the three months ended March 31, 2016 and 2015, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 12, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$9,819	$(7,578)	$2,241	$9,819	$(6,288)	$3,531
Customer and vendor relationships, databases	236,238	(47,886)	188,352	236,238	(44,192)	192,046
Trademarks	529	(276)	253	529	(215)	314
Other	250	—	250	—	—	—
Total amortizable intangible assets	246,836	(55,740)	191,096	246,586	(50,695)	195,891
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$336,512	$(55,740)	$280,772	$336,262	$(50,695)	$285,567

Amortization expense for acquired intangible assets was $5.0 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively.

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2016.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Estimated future amortization expense of acquired intangible assets as of March 31, 2016 was as follows:

(in thousands)
The remainder of 2016	$13,463
2017	14,632
2018	14,538
2019	13,064
2020	12,661
Thereafter	122,738
Total	$191,096

6. Property and Equipment

The components of the Company’s property and equipment as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Computer equipment	$11,647	$10,080
Delivery equipment	813	555
Furniture and fixtures	2,163	2,092
Developed software	14,141	11,129
Purchased software and digital assets	523	361
Leasehold improvements	8,387	6,050
Property and equipment	37,674	30,267
Accumulated amortization and depreciation	(13,448)	(11,185)
Property and equipment, net	$24,226	$19,082

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $1.4 million for each of the three months ended March 31, 2016 and 2015.

The Company capitalized developed software costs of $3.0 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended March 31, 2016 and 2015 was $0.9 million and $0.7 million, respectively.

7. Commitments and Contingencies

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

No trial date has been set for this case and the consolidated district court case remains stayed. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of March 31, 2016, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matter described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities.

Indemnification

In connection with the merger of Seamless North America, LLC, Seamless Holdings Corporation and Grubhub Holdings Inc. in August 2013, the Company agreed to indemnify Aramark Holdings for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings Corporation that were the result of certain actions taken by the Company through October 29, 2014, in certain instances subject to a $15.0 million limitation. Management is not aware of any actions that would impact the indemnification obligation.

8. Stock-Based Compensation

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $6.9 million and $3.0 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $10.6 million and $6.5 million, respectively. Excess tax benefits reflect the total of the individual stock option exercise transactions and vesting of restricted stock awards and restricted stock units in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded. During the three months ended March 31, 2016 and 2015, the Company capitalized $0.4 million and $0.1 million, respectively, of stock-based compensation expense as website and software development costs. As of March 31, 2016, $46.1 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.3 years. The total unrecognized stock-based compensation expense to be recognized in future periods as of March 31, 2016 does not consider the effect of stock-based awards that may be granted in subsequent periods.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Stock Options

The Company granted 82,912 and 1,239,410 stock options during the three months ended March 31, 2016 and 2015, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Weighted-average fair value options granted	$10.28	$16.35
Average risk-free interest rate	1.55%	1.39%
Expected stock price volatilities	50.8%	47.3%
Dividend yield	None	None
Expected stock option life (years)	6.08	6.08

Stock option awards as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2015	5,078,297	$19.66	$41,107	8.21
Granted	82,912	20.63
Forfeited	(566,683)	22.94
Exercised	(174,868)	5.74
Outstanding at March 31, 2016	4,419,658	19.81	38,042	8.01
Vested and expected to vest at March 31, 2016	3,299,398	18.34	31,936	7.84
Exercisable at March 31, 2016	1,591,036	$12.89	$23,284	6.91

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended March 31, 2016 and 2015 was $2.8 million and $49.8 million, respectively.

The Company recorded compensation expense for stock options of $3.7 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $22.3 million and is expected to be recognized over a weighted-average period of 2.9 years.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units and restricted stock awards as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016 were as follows:

	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	888,483	$27.85	67,744	$42.01
Granted	591,618	25.01	—	—
Forfeited	(36,289)	28.31	—	—
Vested	(2,729)	37.62	(67,744)	42.01
Outstanding at March 31, 2016	1,441,083	$26.66	—	$—

During the three months ended March 31, 2016 and 2015, compensation expense recognized related to restricted stock awards was $1.7 million and $0.2 million, respectively. During the three months ended March 31, 2016, compensation expense recognized related to restricted stock units was $1.5 million. Compensation expense related to restricted stock units was nominal during the three months ended March 31, 2015. The aggregate grant-date fair value of restricted stock awards and restricted stock units that vested during the three months ended March 31, 2016 was $2.9 million. As of March 31, 2016, $23.8 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 1,441,083 non-vested restricted stock units with weighted-average grant date fair values of $26.66 is expected to be recognized over a weighted-average period of 3.6 years. As of March 31, 2016, there were no remaining non-vested restricted stock awards or related unrecognized compensation cost. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

9. Income Taxes

During the three months ended March 31, 2016, the Illinois Department of Revenue completed an audit, subject to quality review, of the Company’s corporate income tax returns for the tax years ended December 31, 2013 and 2012 and proposed no changes. The Company does not expect any additional tax liabilities, penalties and/or interest as a result of the audit.

10. Stockholders’ Equity

As of March 31, 2016 and December 31, 2015, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At March 31, 2016 and December 31, 2015, there were 500,000,000 shares of common stock authorized. At March 31, 2016 and December 31, 2015, there were 84,623,138 and 84,979,869 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of March 31, 2016 or December 31, 2015.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the three months ended March 31, 2016, the Company repurchased and retired 506,673 shares of its common stock at a weighted-average share price of $19.26, or an aggregate of $9.8 million.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of March 31, 2016 or December 31, 2015.

The Company’s equity as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

(in thousands)
Balance at December 31, 2015	$877,596
Net income	9,933
Currency translation	(222)
Stock-based compensation	7,295
Repurchases of common stock	(9,771)
Shares repurchased to satisfy tax withholding upon vesting and retired	(682)
Tax benefit related to stock-based compensation	10,610
Stock option exercises, net of withholdings and other	1,012
Balance at March 31, 2016	$895,771

11. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock units and restricted stock awards, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units and restricted stock awards using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$9,933	84,710	$0.12	$10,570	82,783	$0.13
Effect of Dilutive Securities
Stock options	—	900		—	2,314
Restricted stock units and restricted stock awards	—	89		—	1
Diluted EPS
Net income attributable to common stockholders	$9,933	85,699	$0.12	$10,570	85,098	$0.12

During the three months ended March 31, 2016, the Company repurchased and retired 506,673 shares of its common stock. The repurchases resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the dates of the repurchases. See Note 10, Stockholders’ Equity, for additional details.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Anti-dilutive shares underlying stock-based awards:
Stock options	2,272,040	1,519,805
Restricted stock awards	—	4,790
Restricted stock units	1,280,982	101,616

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

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$117	$—	$—	$1,083	$—
Commercial paper	—	131,231	—	—	113,586	—
Corporate bonds	—	25,086	—	—	41,473	—
U.S. government agency bonds	—	9,015	—	—	9,004	—
Total	$—	$165,449	$—	$—	$165,146	$—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 3, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

13. Subsequent Events

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021. The Credit Agreement will be used for general corporate purposes, including funding working capital and acquisitions. The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the tangible and intangible property of the Company and by a pledge of all of the equity interests of the Company’s domestic subsidiaries.

The Company incurred origination fees at closing of the Credit Agreement of $1.2 million, which will be deferred and amortized over the term of the facility. There were no borrowings outstanding under the Credit Agreement as of the filing of this Quarterly Report on Form 10-Q.

On May 5, 2016, the Company acquired all of the issued and outstanding stock of KMLEE Investments Inc. and LABite.Com, Inc. (collectively, “LABite”). The purchase price for LABite was $66.5 million in cash, net of cash acquired of $3.2 million. LABite provides online, mobile and on-demand ordering and delivery services for restaurants in west coast and southwest cities of the United States.  The acquisition is expected to expand and enhance the Company’s service offerings for its customers, particularly in the delivery space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2016. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below.

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 44,000 local restaurants with hungry diners in more than 1,000 cities across the United States and is focused on transforming the takeout experience. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of March 31, 2016, the Company was providing delivery services in approximately 50 markets across the country. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows. The Company charges restaurants a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the minimum rate, to affect their relative priority in the Company’s sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services.

Acquisitions

On May 5, 2016, the Company acquired all of the issued and outstanding capital stock of KMLEE Investments Inc. and LABite.Com, Inc. (collectively, “LABite”), a restaurant delivery service, see Note 13, Subsequent Events, for additional details.

In February 2015, the Company acquired the assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”) and the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”), and, in December 2015, the Company acquired the membership units of Mealport USA, LLC d/b/a Delivered Dish (“Delivered Dish”).  For a description of the Company’s acquisition of these restaurant delivery services, see Note 3, Acquisitions.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015	% Change
Active Diners	6,970,000	5,604,000	24%
Daily Average Grubs	267,800	234,700	14%
Gross Food Sales (in millions)	$712.8	$589.9	21%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three months ended March 31, 2016 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, as well as, to a lesser extent, an increase from the inclusion of results from 2015 acquisitions.

Results of Operations

Three Months Ended March 31, 2016 and 2015

The following table sets forth the Company’s results of operations for the three months ended March 31, 2016 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2016		2015
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$112,240	100%	$88,249	100%	$23,991	27%
Costs and expenses:
Sales and marketing	28,833	26%	24,107	27%	4,726	20%
Operations and support	34,987	31%	22,701	26%	12,286	54%
Technology (exclusive of amortization)	10,192	9%	7,666	9%	2,526	33%
General and administrative	13,589	12%	9,101	10%	4,488	49%
Depreciation and amortization	7,308	7%	6,249	7%	1,059	17%
Total costs and expenses(a)	94,909	85%	69,824	79%	25,085	36%
Income before provision for income taxes	17,331	15%	18,425	21%	(1,094)	(6%)
Provision for income taxes	7,398	7%	7,855	9%	(457)	(6%)
Net income attributable to common stockholders	$9,933	9%	$10,570	12%	$(637)	(6%)

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$32,371	29%	$28,250	32%	$4,121	15%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $24.0 million, or 27%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily related to growth in Active Diners, which increased from 5.6 million to 7.0 million at the end of each period, driving an increase in Daily Average Grubs to 267,800 during the three months ended March 31, 2016 from 234,700 Daily Average Grubs during the same period in 2015. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the three months ended March 31, 2016 compared to the same period in 2015 due to the inclusion of results from the Company’s recent acquisitions (see Note 3, Acquisitions), as well as an increase in the Company’s average commission rates driven by higher commission rates on delivery services and a higher average order size.

Sales and Marketing

Sales and marketing expense increased by $4.7 million, or 20%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $2.8 million in the Company’s advertising campaigns across most channels in the first quarter of 2016. The increase in sales and marketing expense was also due to growth in the Company’s sales and marketing teams including related salaries, benefits, payroll taxes, stock-based compensation expense and bonuses.

Operations and Support

Operations and support expense increased by $12.3 million, or 54%, for the three months ended March 31, 2016 compared to the same period in 2015. This increase was primarily attributable to an increase in expenses related to delivery services, higher customer service and operations personnel costs to support higher order volume, and higher payment processing costs related to the growth in orders. Delivery expenses increased during the three months ended March 31, 2016 compared to the prior year due to organic growth of our delivery network and the acquisitions of DiningIn, Restaurants on the Run and Delivered Dish. In addition, payment processing costs increased $1.5 million, or 14%, for the three months ended March 31, 2016 compared to the same period in the prior year due to the 21% growth in Gross Food Sales.

Technology (exclusive of amortization)

Technology expense increased by $2.5 million, or 33%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily attributable to growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, as well as higher consulting costs to support the growth and development of the Seamless and Grubhub platforms.

General and Administrative

General and administrative expense increased by $4.5 million, or 49%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily attributable to higher stock-based compensation expense including the impact of the accelerated vesting of restricted stock awards to certain terminated employees in the first quarter of 2016, the inclusion of general and administrative expenses from the Company’s recent acquisitions, acquisition-related expenses and an increase in other miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.1 million, or 17%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily attributable to the amortization of intangible assets acquired in the recent acquisitions.

Provision for Income Taxes

Income tax expense decreased by $0.5 million for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily due to the decrease in income before provision for income taxes due to the factors described above. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$9,933	$10,570
Income taxes	7,398	7,855
Depreciation and amortization	7,308	6,249
EBITDA	24,639	24,674
Acquisition and restructuring costs(a)	831	569
Stock-based compensation	6,901	3,007
Adjusted EBITDA	$32,371	$28,250
(a)	Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, the Company had cash and cash equivalents of $203.3 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $121.1 consisting of commercial paper and U.S. and non-U.S.-issued corporate and U.S. government agency debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations.

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

For most orders, diners use a credit card to pay for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission. Outstanding credit card receivables are generally settled with the payment processors within two to four business days. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. Restaurants have different contractual arrangements regarding payment frequency. They may be paid bi-weekly, weekly, monthly or, in some cases, more frequently when requested by the restaurant. The Company generally holds accumulated funds prior to remittance to the restaurants in a non-interest bearing operating bank account that is used to fund daily operations, including the liability to the restaurants.  However, the Company is not restricted from earning investment income on these funds under its restaurant contract terms and has made short-term investments of proceeds in excess of our restaurant liability as described above.

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the three months ended March 31, 2016, the Company repurchased and retired 506,673 shares of our common stock at a weighted-average share price of $19.26, or an aggregate of $9.8 million.

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021.   There were no borrowings outstanding under the Credit Agreement as of the filing of this Quarterly Report on Form 10-Q.

Under the Credit Agreement, borrowings bear interest, at the Company’s option, based on LIBOR or an alternate a base rate plus a margin. In the case of LIBOR loans the margin ranges between 1.25% and 2.00% and, in the case of alternate base rate loans, between 0.25% and 1.0%, in each case, based upon the Company’s consolidated leverage ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee on the undrawn portion available under the revolving loan facility of between 0.20% and 0.30% per annum, based upon the Company’s consolidated leverage ratio.

The Credit Agreement will be used for general corporate purposes, including funding working capital and acquisitions. The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the tangible and intangible property of the Company and by a pledge of all of the equity interests of the Company’s domestic subsidiaries.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants could result in the amounts outstanding, if any, under the Credit Agreement becoming immediately due and payable and termination of the commitments.

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$18,666	$30,422
Net cash provided by (used in) investing activities	14,375	(56,168)
Net cash provided by financing activities	1,169	12,315

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2016, net cash provided by operating activities was $18.7 million compared to $30.4 million for the same period in 2015. The decrease in cash flows from operations was driven primarily by changes in the Company’s operating assets and liabilities and a decrease in net income of $0.6 million, partially offset by an increase in non-cash expenses. The increase in non-cash expenses primarily related to and an increase of $3.9 million related to stock-based compensation and an increase in depreciation and amortization of $1.1 million, partially offset by the change in deferred taxes of $4.5 million. In addition, during the three months ended March 31, 2016 and 2015, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in the restaurant food liability of $10.1 million due to growth in our business for the three months ended March 31, 2016 compared to an increase of $24.4 million for the three months ended March 31, 2015;

•

an increase in accrued expenses of $2.8 million during the three months ended March 31, 2016 primarily related to an increase in advertising bills payable, partially offset by a decrease in accrued payroll related to the payment of 2015 annual bonuses in the first quarter of 2016 compared to a decrease of $1.9 million during the three months ended March 31, 2015;

•	a decrease in accounts payable of $5.4 million for the three months ended March 31, 2016 due to timing of payments compared to a decrease of $1.8 million for the three months ended March 31, 2015; and
•

an increase in accounts receivable of $10.0 million primarily due to the timing of processor payments to the Company at quarter-end for the three months ended March 31, 2016 compared to an increase of $11.9 million for the three months ended March 31, 2015.

Cash Flows Provided by (Used in) Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, acquisitions of businesses, website and internal-use software development and the purchase of property and equipment to support increased headcount.

For the three months ended March 31, 2016, net cash provided by investing activities was $14.4 million compared to net cash used in investing activities $56.2 million for the same period in the prior year. The increase in net cash provided by investing activities during the three months ended March 31, 2016 was primarily due to acquisitions of businesses of $55.5 million during the three months ended March 31, 2015 and an increase in proceeds from maturities of short-term investments of $38.6 million, partially offset by an increase in purchases of short-term investments of $19.2 million.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted primarily of excess tax benefits related to stock-based compensation, repurchases of the Company’s common stock and proceeds from the exercise of stock options.

For the three months ended March 31, 2016, net cash provided by financing activities was $1.2 million compared to $12.3 million for the three months ended March 31, 2015. The decrease in cash provided by financing activities during the three months ended March 31, 2016 as compared to the same period in the prior year primarily resulted from repurchases of the Company’s common stock of $9.8 million during the three months ended March 31, 2016 and a decrease in proceeds from stock option exercises of $4.8 million, partially offset by an increase in excess tax benefits related to stock-based compensation of $4.1 million.

Acquisitions

On May 5, 2016, the Company acquired LABite for $66.5 million in cash, net of cash acquired of $3.2 million.

On February 4, 2015, February 27, 2015 and December 4, 2015, the Company completed the acquisitions of restaurant delivery services, DiningIn, Restaurants on the Run and Delivered Dish, respectively. Aggregate consideration for the three acquisitions was a total of approximately $73.9 million in cash and 407,812 restricted shares of our common stock, or an estimated total transaction value of approximately $89.9 million, net of cash acquired of $0.7 million, based on our closing share price on the respective closing dates.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations, inflation rate risk and other market related risks as follows:

Interest Rate Risk

The Company did not have any long-term borrowings as of March 31, 2016. The Company will be exposed to interest rate risk on its variable-rate debt under the Credit Agreement described above. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired.

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended March 31, 2016 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2015 impairment analysis, could be impacted by changes in market conditions and economic events. Since September 30, 2015, the fair market value of our stock has increased slightly. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of March 31, 2016, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill. As of March 31, 2016, the Company had $396.2 million in goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

There were no material changes to the Company’s commitments under contractual obligations as compared to the contractual obligations disclosed in the Company’s 2015 Form 10-K.

Contingencies

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the three months ended March 31, 2016.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in in the Company’s 2015 Form 10-K.

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

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, of the Company’s 2015 Form 10-K, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

•	our ability to accurately forecast revenue and appropriately plan expenses;
•	our ability to effectively assimilate, integrate and maintain acquired businesses;
•	our ability to attract and retain restaurants to use the Company’s platform in a cost effective manner;
•

our ability to maintain, protect and enhance our brand in an effort to increase the number of and retain existing diners and their level of engagement using the Company’s websites and mobile applications;

•	our ability to strengthen the Company’s two-sided network;
•	the impact of interruptions or disruptions to our service on our business, reputation or brand;
•	our ability to choose and effectively manage third-party service providers;
•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•	our ability to generate positive cash flow and achieve and maintain profitability;
•	our ability to maintain an adequate rate of growth and effectively manage that growth;
•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;
•	the exposure to potential liability and expenses for legal claims and harm to our business;
•	our ability to defend the classification of members of our delivery network as independent contractors;
•	our ability to keep pace with technology changes in the takeout industry;
•	our ability to grow the usage of the Company’s mobile applications and monetize this usage;
•	our ability to properly use, protect and maintain the security of personal information and data provided by diners;
•	the impact of payment processor costs and procedures;
•	our ability to successfully compete with the traditional takeout ordering process and the effects of increased competition on our business;
•	our ability to innovate and provide a superior experience for restaurants and diners;
•	our ability to successfully expand in existing markets and into new markets;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to grow our restaurant delivery services in an effective and cost efficient manner;
•	the impact of weather and the effects of natural or man-made catastrophic events on the Company’s business;
•	our ability to maintain, protect and enhance the Company’s intellectual property;
•	our ability to obtain capital to support business growth;
•	our ability to comply with the operating and financial covenants of our secured, revolving credit facility; and
•	our ability to comply with modified or new legislation and governmental regulations affecting our business.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2016 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 7, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in the 2015 Form 10-K, which was filed with the Securities and Exchange Commission on February 26, 2016, other than as set forth below. However, you should carefully consider the factors discussed in the 2015 Form 10-K and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our credit agreement contains operating and financial covenants that may restrict our business and financing activities.

We are party to a credit agreement in connection with our secured, revolving credit facility.  The obligations under the credit agreement are guaranteed by the Company and its domestic subsidiaries and secured by a lien on substantially all of the tangible and intangible property of the Company, and by a pledge of all of the equity interests of the Company’s domestic subsidiaries.

The credit agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional debt, create liens, make certain investments and acquisitions, pay dividends and make distributions, transfer and sell material assets and merge or consolidate. As a result, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities.  These restrictions could place us at a competitive disadvantage to competitors.

Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet these covenants.  From time to time, we may be required to seek waivers or amendments to the credit agreement to maintain compliance with these covenants, and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be.  Non-compliance with one or more of these covenants could result in any amounts outstanding under the credit agreement becoming immediately due and payable and termination of the commitments.

If we are unable to generate sufficient cash available to repay our debt obligations, if any, when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities

On January 22, 2016, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction.

During the three months ended March 31, 2016, the Company repurchased and retired $9.8 million of its common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2016 - January 31, 2016	148,073	$18.67	148,073	$97,235
February 1, 2016 - February 29, 2016	358,600	$19.51	358,600	$90,239
March 1, 2016 - March 31, 2016	—	$—	—	$90,239
Total	506,673	$19.26	506,673

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker, granted in substitution of options originally granted on July 9, 2012.					X

10.2	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker relating to options granted on January 28, 2014.					X

10.3	Credit Agreement, dated as of April 29, 2016, by and among the Company, Grubhub Holdings Inc., Citibank, N.A. and BMO Capital Markets Corp., as co-lead arrangers and joint bookrunners, the other lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-36389	10.1	May 3, 2016

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: May 9, 2016