Form 10-Q
period 2016-06-30
GrubHub Inc.
filed 2016-08-08
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, 85,210,038 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,924	$169,293
Short term investments	136,883	141,448
Accounts receivable, less allowances for doubtful accounts	57,087	42,051
Prepaid expenses	6,602	3,482
Total current assets	333,496	356,274
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	32,320	19,082
OTHER ASSETS:
Other assets	5,218	3,105
Goodwill	437,009	396,220
Acquired intangible assets, net of amortization	323,816	285,567
Total other assets	766,043	684,892
TOTAL ASSETS	$1,131,859	$1,060,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$71,276	$64,326
Accounts payable	11,282	8,189
Accrued payroll	6,118	4,841
Taxes payable	1,020	426
Other accruals	14,267	11,830
Total current liabilities	103,963	89,612
LONG TERM LIABILITIES:
Deferred taxes, non-current	103,376	87,584
Other accruals	5,818	5,456
Total long term liabilities	109,194	93,040
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of June 30, 2016 and December 31, 2015; issued and outstanding: no shares as of June 30, 2016 and December 31, 2015.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at June 30, 2016 and December 31, 2015; issued and outstanding: 84,888,344 and 84,979,869 shares as of June 30, 2016 and December 31, 2015, respectively	8	8
Accumulated other comprehensive loss	(1,396)	(604)
Additional paid-in capital	778,452	759,292
Retained earnings	141,638	118,900
Total Stockholders’ Equity	$918,702	$877,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,131,859	$1,060,248

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$120,173	$87,955	$232,413	$176,204
Costs and expenses:
Sales and marketing	25,355	20,679	54,188	44,786
Operations and support	40,696	24,603	75,683	47,304
Technology (exclusive of amortization)	10,567	7,902	20,759	15,568
General and administrative	12,158	9,745	25,747	18,846
Depreciation and amortization	8,885	8,829	16,193	15,078
Total costs and expenses	97,661	71,758	192,570	141,582
Income before provision for income taxes	22,512	16,197	39,843	34,622
Provision for income taxes	9,707	6,845	17,105	14,700
Net income attributable to common stockholders	$12,805	$9,352	$22,738	$19,922
Net income per share attributable to common stockholders:
Basic	$0.15	$0.11	$0.27	$0.24
Diluted	$0.15	$0.11	$0.27	$0.23
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	84,741	84,116	84,725	83,449
Diluted	85,749	85,833	85,724	85,465

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$12,805	$9,352	$22,738	$19,922
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(570)	396	(792)	103
COMPREHENSIVE INCOME	$12,235	$9,748	$21,946	$20,025

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,738	$19,922
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,327	2,721
Provision for doubtful accounts	420	260
Deferred taxes	(4,174)	35
Amortization of intangible assets	12,866	12,357
Stock-based compensation	12,406	6,265
Other	316	417
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(11,722)	(8,460)
Prepaid expenses and other assets	(3,315)	(485)
Restaurant food liability	4,278	3,052
Accounts payable	(858)	(3,957)
Accrued payroll	595	(3,000)
Other accruals	316	1,417
Net cash provided by operating activities	37,193	30,544
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(123,723)	(65,645)
Proceeds from maturity of investments	128,490	64,618
Capitalized website and development costs	(5,380)	(3,104)
Purchases of property and equipment	(8,362)	(1,201)
Acquisitions of businesses, net of cash acquired	(67,528)	(55,687)
Acquisition of other intangible assets	(250)	—
Other cash flows from investing activities	(576)	—
Net cash used in investing activities	(77,329)	(61,019)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(14,774)	—
Proceeds from exercise of stock options	2,878	9,777
Excess tax benefits related to stock-based compensation	18,767	14,421
Taxes paid related to net settlement of stock-based compensation awards	(938)	—
Payments for debt issuance costs	(1,477)	—
Net cash provided by financing activities	4,456	24,198
Net change in cash and cash equivalents	(35,680)	(6,277)
Effect of exchange rates on cash	(689)	76
Cash and cash equivalents at beginning of year	169,293	201,796
Cash and cash equivalents at end of the period	$132,924	$195,595
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common stock issued for acquisitions	$—	$15,980
Cash paid for income taxes	3,250	—
Capitalized property, equipment and website and development costs in accounts payable at period end	3,926	580
Net working capital adjustment receivable	1,609	—

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 26, 2016 (the “2015 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning the first quarter of 2020 with early adoption permitted. The guidance will be applied using the modified-retrospective approach. The Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. The Company believes the most significant impact of the adoption of ASU 2016-09 to the Company’s consolidated financial statements

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

will be to recognize certain tax benefits or tax shortfalls upon a restricted-stock award or unit vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statement of operations instead of to consolidated stockholders’ equity. During the six months ended June 30, 2016, and the years ended 2015 and 2014, the Company recorded $18.8 million, $27.8 million and $13.0 million to consolidated stockholders’ equity as tax benefits related to stock-based compensation, respectively. ASU 2016-09 is effective beginning in the first quarter of 2017 with early adoption permitted. The Company plans to adopt ASU 2016-09 during the first quarter of 2017.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease under ASU 2016-02 will not significantly change from current GAAP. ASU 2016-02 is effective beginning in the first quarter of 2019 with early adoption permitted. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements, but anticipates that it will result in a significant increase in its long-term assets and liabilities and minimal impact to its results of operations and cash flows.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the requirement to account for adjustments identified during the measurement-period in a business combination retrospectively. Instead, the acquirer must recognize measurement-period adjustments during the period in which they are identified, including the effect on earnings of any amounts that would have been recorded in previous periods had the purchase accounting been completed at the acquisition date. ASU 2015-16 was effective for and adopted by the Company in the first quarter of 2016. The adoption of ASU 2015-16 eliminates costs related to retrospective application of any measurement-period adjustments that may be identified, but has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, debt issuance costs related to line-of-credit arrangements will continue to be deferred and presented as an asset and subsequently amortized ratably over the term of the arrangement. The amendments in ASU 2015-03 and clarifications of ASU 2015-15 are effective for the Company in the first quarter of 2016. The Company entered into a credit agreement on April 29, 2016 (see Note 8, Debt, for additional details). The adoption of the ASUs will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued Accounting Standards Update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations and licensing. ASU 2016-10 reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will be effective for the Company in the first quarter of 2018. Management is currently evaluating the impact the adoption of these ASUs will have on the Company’s consolidated financial position, results of operations or cash flows. The Company currently anticipates applying the modified retrospective approach when adopting these ASUs.

3. Acquisitions

2016 Acquisitions

On May 5, 2016, the Company acquired all of the issued and outstanding stock of KMLEE Investments Inc. and LABite.Com, Inc. (collectively, “LABite”). The purchase price for LABite was $65.9 million in cash, net of cash acquired of $2.6 million and a net working capital adjustment receivable of $1.6 million. LABite provides online and mobile food ordering and delivery services for restaurants in numerous western and southwestern cities of the United States.  The acquisition has expanded the Company’s restaurant, diner and delivery networks.

The results of operations of LABite have been included in the Company’s financial statements since May 5, 2016 and have not had a material impact on the Company’s consolidated results of operations as of June 30, 2016.

The excess of the consideration transferred in the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, which represents the opportunity to expand restaurant delivery services and enhance the breadth and depth of the Company’s restaurant networks. Of the $40.8 million of goodwill related to the acquisition, $4.4 million is expected to be deductible for income tax purposes.

The assets acquired and liabilities assumed of LABite were recorded at their estimated fair values as of the closing date of May 5, 2016. The following table summarizes the preliminary purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the LABite acquisition:

(in thousands)
Cash and cash equivalents	$2,566
Accounts receivable	2,320
Prepaid expenses and other assets	68
Customer and vendor relationships	46,513
Property and equipment	257
Developed technology	1,731
Goodwill	40,789
Trademarks	440
Accounts payable and accrued expenses	(6,232)
Net deferred tax liability	(19,966)
Total purchase price plus cash acquired	68,486
Cash acquired	(2,566)
Net cash paid	$65,920

2015 Acquisitions

On February 4, 2015, the Company acquired assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”), and, on February 27, 2015, the Company acquired the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”) and on December 4, 2015, the Company acquired the membership units of Mealport USA, LLC (“Delivered Dish”). Aggregate

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

Additional Information

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

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 of $0.7 million and $0.1 million, respectively, and for the six months ended June 30, 2016 and 2015 of $1.5 million and $0.7 million, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Pro Forma

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and six months ended June 30, 2016 and 2015 as if the acquisitions had occurred as of January 1 of the year prior to acquisition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues	$122,334	$95,179	$241,373	$193,569
Net income	10,398	9,805	22,513	21,490
Net income per share attributable to common shareholders:
Basic	$0.12	$0.12	$0.27	$0.26
Diluted	$0.12	$0.11	$0.26	$0.25

The pro forma adjustments reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred and pro forma tax adjustments for three and six months ended June 30, 2016 and 2015 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation and amortization	$(829)	$920	$(1,161)	$2,383
Transaction costs	(643)	(134)	(1,474)	(700)
Income tax expense (benefit)	630	(335)	1,128	(717)

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$17,741	$—	$(10)	$17,731
Short term investments
Commercial paper	105,174	—	(226)	104,948
Corporate bonds	31,709	11	(6)	31,714
Total	$154,624	$11	$(242)	$154,393

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$22,744	$—	$(5)	$22,739
Short term investments
Commercial paper	90,949	—	(102)	90,847
Corporate bonds	41,503	9	(39)	41,473
U.S. government agency bonds	8,996	8	—	9,004
Total	$164,192	$17	$(146)	$164,063

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of June 30, 2016.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$122,679	$(236)	$—	$—	$122,679	$(236)
Corporate bonds	11,837	(6)	—	—	11,837	(6)
Total	$134,516	$(242)	$—	$—	$134,516	$(242)

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$113,586	$(107)	$—	$—	$113,586	$(107)
Corporate bonds	31,952	(39)	—	—	31,952	(39)
Total	$145,538	$(146)	$—	$—	$145,538	$(146)

During the three and six months ended June 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 13, Fair Value Measurement, for further details).

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$10,640	$(8,116)	$2,524	$9,819	$(6,288)	$3,531
Customer and vendor relationships, databases	282,751	(51,967)	230,784	236,238	(44,192)	192,046
Trademarks	969	(366)	603	529	(215)	314
Other	250	(21)	229	—	—	—
Total amortizable intangible assets	294,610	(60,470)	234,140	246,586	(50,695)	195,891
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$384,286	$(60,470)	$323,816	$336,262	$(50,695)	$285,567

The gross carrying amount and accumulated amortization of the Company’s developed technology intangible assets have been adjusted by $0.9 million as of June 30, 2016 for certain fully amortized assets that are no longer in use.

Amortization expense for acquired intangible assets was $5.7 million and $4.7 million for the three months ended June 30, 2016 and 2015, respectively, and $10.7 million and $8.8 million for the six months ended June 30, 2016 and 2015, respectively.

Changes in the carrying amount of goodwill during the six months ended June 30, 2016 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2015	396,220	—	396,220
Acquisitions	40,789	—	40,789
Balance as of June 30, 2016	$437,009	$—	$437,009

During the six months ended June 30, 2016, the Company recorded additions to acquired intangible assets of $48.7 million as a result of the acquisition of LABite. The components of the acquired intangibles assets added during the six months ended June 30, 2016 were as follows:

	Six Months Ended June 30, 2016	Weighted-Average Amortization Period
	(in thousands)	(years)
Customer and vendor relationships	$46,513	20.0
Developed technology	1,731	1.0
Trademarks	440	2.0
Total	$48,684

Estimated future amortization expense of acquired intangible assets as of June 30, 2016 was as follows:

(in thousands)
The remainder of 2016	$10,674
2017	17,828
2018	16,864
2019	15,389
2020	14,987
Thereafter	158,398
Total	$234,140

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6. Property and Equipment

The components of the Company’s property and equipment as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Computer equipment	$13,354	$10,080
Delivery equipment	1,058	555
Furniture and fixtures	2,792	2,092
Developed software	17,656	11,129
Purchased software and digital assets	739	361
Leasehold improvements	10,667	6,050
Construction in progress	2,592	—
Property and equipment	48,858	30,267
Accumulated amortization and depreciation	(16,538)	(11,185)
Property and equipment, net	$32,320	$19,082

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $1.9 and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $3.3 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.

The Company capitalized developed software costs of $3.7 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $6.7 million and $3.5 million for the six months ended June 30, 2016 and 2015, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended June 30, 2016 and 2015 was $1.3 million and $2.2 million, respectively, and $2.2 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively. During the three and six months ended June 30, 2015, the Company recorded approximately $1.9 million of accelerated depreciation and amortization expense related to certain developed and purchased software and computer equipment assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the second quarter of 2015.

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

No trial date has been set for this case and the consolidated district court case remains stayed. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of June 30, 2016, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the early stage of the dispute and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matter described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities. For example, in the ordinary course of business, the Company receives labor and employment claims, including those related to misclassification of independent contractors. The Company does not believe these claims will have a material impact on its consolidated financial statements. However, there is no assurance that these claims will not be combined into a collective or class action.

Indemnification

In connection with the merger of Seamless North America, LLC, Seamless Holdings Corporation and Grubhub Holdings Inc. in August 2013, the Company agreed to indemnify Aramark Holdings Corporation for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings Corporation that were the result of certain actions taken by the Company through October 29, 2014, in certain instances subject to a $15.0 million limitation. Management is not aware of any actions that would impact the indemnification obligation.

8. Debt

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021. There were no borrowings outstanding under the Credit Agreement as of June 30, 2016.

Under the Credit Agreement, borrowings bear interest, at the Company’s option, based on LIBOR or an alternate base rate plus a margin. In the case of LIBOR loans the margin ranges between 1.25% and 2.00% and, in the case of alternate base rate loans, between 0.25% and 1.0%, in each case, based upon the Company’s consolidated leverage ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee on the undrawn portion available under the revolving loan facility of between 0.20% and 0.30% per annum, based upon the Company’s consolidated leverage ratio.

The Company incurred origination fees at closing of the Credit Agreement of $1.5 million, which were recorded in other assets on the condensed consolidated balance sheet and will be amortized over the term of the facility.

The Credit Agreement will be used for general corporate purposes, including funding working capital and acquisitions. The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the tangible and intangible property of the Company and by a pledge of all of the equity interests of the Company’s domestic subsidiaries.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants could result in the amounts outstanding, if any, under the Credit Agreement becoming immediately due and payable and termination of the commitments. The Company was in compliance with the covenants as of June 30, 2016.

9. Stock-Based Compensation

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $5.5 million and $3.3 million during the three months ended June 30, 2016 and 2015, respectively, and $12.4 million and $6.3 million during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $18.8 million and $14.4 million, respectively. Excess tax benefits reflect the total of the individual stock option exercise transactions and vesting of restricted stock awards and restricted stock units in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

previously recorded. The Company capitalized $0.4 million and $0.1 million during the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $0.2 million during the six months ended June 30, 2016 and 2015, respectively, of stock-based compensation expense as website and software development costs. As of June 30, 2016, $48.0 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.1 years. The total unrecognized stock-based compensation expense to be recognized in future periods as of June 30, 2016 does not consider the effect of stock-based awards that may be granted in subsequent periods.

Stock Options

The Company granted 131,816 and 1,432,597 stock options during the six months ended June 30, 2016 and 2015, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
Weighted-average fair value options granted	$10.74	$16.54
Average risk-free interest rate	1.41%	1.44%
Expected stock price volatilities	50.3%	47.0%
Dividend yield	None	None
Expected stock option life (years)	5.78	6.06

Stock option awards as of December 31, 2015 and June 30, 2016, and changes during the six months ended June 30, 2016, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2015	5,078,297	$19.66	$41,107	8.21
Granted	131,816	22.54
Forfeited	(627,410)	26.50
Exercised	(637,763)	4.50
Outstanding at June 30, 2016	3,944,940	21.12	45,364	7.95
Vested and expected to vest at June 30, 2016	3,255,392	20.36	39,353	7.95
Exercisable at June 30, 2016	1,444,933	$15.86	$24,047	6.94

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended June 30, 2016 and 2015 was $10.3 million and $28.2 million, respectively. The aggregate intrinsic value of awards exercised during the six months ended June 30, 2016 and 2015 was $13.1 million and $78.0 million, respectively.

The Company recorded compensation expense for stock options of $3.3 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively, and $7.0 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $22.8 million and is expected to be recognized over a weighted-average period of 2.8 years.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units and restricted stock awards as of December 31, 2015 and June 30, 2016, and changes during the six months ended June 30, 2016 were as follows:

	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	888,483	$27.85	67,744	$42.01
Granted	773,081	24.97	—	—
Forfeited	(107,725)	26.79	—	—
Vested	(33,108)	39.43	(67,744)	42.01
Outstanding at June 30, 2016	1,520,731	$26.21	—	$—

Compensation expense recognized related to restricted stock awards was $0.5 million during the three months ended June 30, 2015, and $1.7 million and $0.7 million during the six months ended June 30, 2016 and 2015, respectively. There were no non-vested restricted stock awards or related expense during the three months ended June 30, 2016. During the three and six months ended June 30, 2016, compensation expense related to restricted stock units was $2.2 million and $3.7 million, respectively. Compensation expense related to restricted stock units was $0.1 million for both the three and six months ended June 30, 2015. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended June 30, 2016 was $0.7 million. The aggregate fair value as of the vest date of restricted stock awards and restricted stock units that vested during the six months ended June 30, 2016 was $1.7 million and $0.8 million, respectively. As of June 30, 2016, $25.2 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 1,520,731 non-vested restricted stock units with weighted-average grant date fair values of $26.21 is expected to be recognized over a weighted-average period of 3.4 years. As of June 30, 2016, there were no remaining non-vested restricted stock awards or related unrecognized compensation cost. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

10. Income Taxes

During the six months ended June 30, 2016, the Illinois Department of Revenue completed an audit of the Company’s corporate income tax returns for the tax years ended December 31, 2013 and 2012 and proposed no changes. The Company does not expect any additional tax liabilities, penalties and/or interest as a result of the audit.

11. Stockholders’ Equity

As of June 30, 2016 and December 31, 2015, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At June 30, 2016 and December 31, 2015, there were 500,000,000 shares of common stock authorized. At June 30, 2016 and December 31, 2015, there were 84,888,344 and 84,979,869 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of June 30, 2016 or December 31, 2015.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the six months ended June 30, 2016, the Company repurchased and retired 724,473 shares of its common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of June 30, 2016 or December 31, 2015.

The Company’s equity as of December 31, 2015 and June 30, 2016, and changes during the six months ended June 30, 2016, were as follows:

(in thousands)
Balance at December 31, 2015	$877,596
Net income	22,738
Currency translation	(792)
Stock-based compensation	13,227
Repurchases of common stock	(14,774)
Shares repurchased and retired to satisfy tax withholding upon vesting	(938)
Tax benefit related to stock-based compensation	18,767
Stock option exercises, net of withholdings and other	2,878
Balance at June 30, 2016	$918,702

12. Earnings Per Share Attributable to Common Stockholders

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$12,805	84,741	$0.15	$9,352	84,116	$0.11
Effect of Dilutive Securities
Stock options	—	836		—	1,702
Restricted stock units and restricted stock awards	—	172		—	15
Diluted EPS
Net income attributable to common stockholders	$12,805	85,749	$0.15	$9,352	85,833	$0.11

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$22,738	84,725	$0.27	$19,922	83,449	$0.24
Effect of Dilutive Securities
Stock options	—	868		—	2,008
Restricted stock units and restricted stock awards	—	131		—	8
Diluted EPS
Net income attributable to common stockholders	$22,738	85,724	$0.27	$19,922	85,465	$0.23

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

During the six months ended June 30, 2016, the Company repurchased and retired 724,473 shares of its common stock. The repurchases resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the dates of the repurchases. See Note 11, Stockholders’ Equity, for additional details.

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive shares underlying stock-based awards:
Stock options	2,222,692	1,624,168	2,222,692	1,535,768
Restricted stock awards	—	—	—	—
Restricted stock units	83,106	—	12,496	—

13. Fair Value Measurement

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

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$141	$—	$—	$1,083	$—
Commercial paper	—	122,679	—	—	113,586	—
Corporate bonds	—	31,714	—	—	41,473	—
U.S. government agency bonds	—	—	—	—	9,004	—
Total	$—	$154,534	$—	$—	$165,146	$—

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

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 45,000 local restaurants with hungry diners in more than 1,100 cities across the United States and is focused on transforming the takeout experience. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of June 30, 2016, the Company was providing delivery services in approximately 55 markets across the country. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows. The Company charges restaurants a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the minimum rate, to affect their relative priority in the Company’s sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services.

Acquisitions

On May 5, 2016, the Company acquired all of the issued and outstanding capital stock of KMLEE Investments Inc. and LABite.Com, Inc. (collectively, “LABite”), a restaurant delivery service. In February 2015, the Company acquired the assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”) and the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”), and, in December 2015, the Company acquired the membership units of Mealport USA, LLC d/b/a Delivered Dish (“Delivered Dish”).  For a description of the Company’s acquisition of these restaurant delivery services, see Note 3, Acquisitions.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Active Diners	7,352,000	5,932,000	24%	7,352,000	5,932,000	24%
Daily Average Grubs	271,100	220,100	23%	269,500	227,300	19%
Gross Food Sales (in millions)	$732.6	$567.6	29%	$1,445.4	$1,157.5	25%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and six months ended June 30, 2016 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, technology and product improvements, as well as, to a lesser extent, an increase from the inclusion of results from recent acquisitions.

Results of Operations

Three Months Ended June 30, 2016 and 2015

The following table sets forth the Company’s results of operations for the three months ended June 30, 2016 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended June 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$120,173	100%	$87,955	100%	$32,218	37%
Costs and expenses:
Sales and marketing	25,355	21%	20,679	24%	4,676	23%
Operations and support	40,696	34%	24,603	28%	16,093	65%
Technology (exclusive of amortization)	10,567	9%	7,902	9%	2,665	34%
General and administrative	12,158	10%	9,745	11%	2,413	25%
Depreciation and amortization	8,885	7%	8,829	10%	56	1%
Total costs and expenses(a)	97,661	81%	71,758	82%	25,903	36%
Income before provision for income taxes	22,512	19%	16,197	18%	6,315	39%
Provision for income taxes	9,707	8%	6,845	8%	2,862	42%
Net income attributable to common stockholders	$12,805	11%	$9,352	11%	$3,453	37%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$37,599	31%	$28,418	32%	$9,181	32%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $32.2 million, or 37%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily related to growth in Active Diners, which increased from 5.9 million to 7.4 million at the end of each period, driving an increase in Daily Average Grubs to 271,100 during the three months ended June 30, 2016 from 220,100 Daily Average Grubs during the same period in 2015. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, technology and product improvements, and organic growth from word-of-mouth referrals. In addition, revenue increased during the three months ended June 30, 2016 compared to the same period in 2015 due to the inclusion of results from the Company’s recent acquisitions (see Note 3, Acquisitions) and expansion of the Company’s restaurant delivery services, as well as an increase in the Company’s average commission rates driven by higher commission rates on delivery services and a higher average order size.

Sales and Marketing

Sales and marketing expense increased by $4.7 million, or 23%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $2.9 million in the Company’s advertising campaigns across most channels in the second quarter of 2016. The increase in sales and marketing expense was also due to growth in the Company’s sales and marketing teams and related salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, including the impact of recent acquisitions.

Operations and Support

Operations and support expense increased by $16.1 million, or 65%, for the three months ended June 30, 2016 compared to the same period in 2015. This increase was primarily attributable to an increase in expenses related to delivery services, the inclusion of results from recent acquisitions, higher customer service and operations personnel costs to support higher order volume, and higher payment processing costs related to the growth in orders. Delivery expenses increased during the three months ended June 30, 2016 compared to the prior year due to organic growth of our delivery network and the acquisitions of LABite and Delivered Dish.

Technology (exclusive of amortization)

Technology expense increased by $2.7 million, or 34%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses to support the growth and development of the Seamless and Grubhub platforms.

General and Administrative

General and administrative expense increased by $2.4 million, or 25%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was attributable to a number of miscellaneous expenses required to support growth in the business including an increase in expenses for fraudulent charges due to the increase in order volume, higher stock-based compensation expense, the inclusion of general and administrative expenses from the Company’s recent acquisitions and acquisition-related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.1 million, or 1%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to the amortization of intangible assets acquired in the recent acquisitions and increased capital spending on software, leasehold improvements and computer equipment to support the growth of the business. The current period increase was largely offset by $1.9 million of accelerated amortization and depreciation expense recognized during the three months ended June 30, 2015 for certain assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the same period.

Provision for Income Taxes

Income tax expense increased by $2.9 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily due to the increase in income before provision for income taxes due to the factors described above. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

Six Months Ended June 30, 2016 and 2015

The following table sets forth the Company’s results of operations for the six months ended June 30, 2016 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Six Months Ended June 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$232,413	100%	$176,204	100%	$56,209	32%
Costs and expenses:
Sales and marketing	54,188	23%	44,786	25%	9,402	21%
Operations and support	75,683	33%	47,304	27%	28,379	60%
Technology (exclusive of amortization)	20,759	9%	15,568	9%	5,191	33%
General and administrative	25,747	11%	18,846	11%	6,901	37%
Depreciation and amortization	16,193	7%	15,078	9%	1,115	7%
Total costs and expenses(a)	192,570	83%	141,582	80%	50,988	36%
Income before provision for income taxes	39,843	17%	34,622	20%	5,221	15%
Provision for income taxes	17,105	7%	14,700	8%	2,405	16%
Net income attributable to common stockholders	$22,738	10%	$19,922	11%	$2,816	14%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$69,970	30%	$56,668	32%	$13,302	23%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $56.2 million, or 32%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily related to growth in Active Diners, which increased from 5.9 million to 7.4 million at the end of each period, driving an increase in Daily Average Grubs to 269,500 during the six months ended June 30, 2016 from 227,300 Daily Average Grubs during the same period in 2015. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, technology and product improvements, and organic growth from word-of-mouth referrals. In addition, revenue increased during the six months ended June 30, 2016 compared to the same period in 2015 due to the inclusion of results from the Company’s recent acquisitions (see Note 3, Acquisitions) and the expansion of the Company’s restaurant delivery services, as well as an increase in the Company’s average commission rates driven by higher commission rates on delivery services and a higher average order size.

Sales and Marketing

Sales and marketing expense increased by $9.4 million, or 21%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $5.7 million in the Company’s advertising campaigns across most channels in the six months ended June 30, 2016. The increase in sales and marketing expense was also due to growth in the Company’s sales and marketing teams and related salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, including the impact of recent acquisitions.

Operations and Support

Operations and support expense increased by $28.4 million, or 60%, for the six months ended June 30, 2016 compared to the same period in 2015. This increase was primarily attributable to an increase in expenses related to delivery services, higher customer service and operations personnel costs to support higher order volume, and higher payment processing costs related to the growth in orders. Delivery expenses increased during the six months ended June 30, 2016 compared to the prior year due to organic growth of our delivery network and the current and prior year acquisitions. In addition, payment processing costs increased $4.0 million, or 19%, for the six months ended June 30, 2016 compared to the same period in the prior year due to the 25% growth in Gross Food Sales.

Technology (exclusive of amortization)

Technology expense increased by $5.2 million, or 33%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to 22% growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, as well as higher consulting costs to support the growth and development of the Seamless and Grubhub platforms.

General and Administrative

General and administrative expense increased by $6.9 million, or 37%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to higher stock-based compensation expense including the impact of the accelerated vesting of restricted stock awards to certain terminated employees in the first quarter of 2016, and a number of miscellaneous expenses required to support growth in the business including an increase in expenses for fraudulent charges due to the increase in order volume, the inclusion of general and administrative expenses from the Company’s recent acquisitions and acquisition-related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.1 million, or 7%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to the amortization of intangible assets acquired in the recent acquisitions and increased capital spending on software, leasehold improvements and computer equipment to support the growth of the business. The current period increase was partially offset by $1.9 million of accelerated amortization and depreciation expense recognized during the six months ended June 30, 2015 for certain assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the same period.

Provision for Income Taxes

Income tax expense increased by $2.4 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily due to the increase in income before provision for income taxes due to the factors described above. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$12,805	$9,352	$22,738	$19,922
Income taxes	9,707	6,845	17,105	14,700
Depreciation and amortization	8,885	8,829	16,193	15,078
EBITDA	31,397	25,026	56,036	49,700
Acquisition and restructuring costs(a)	697	134	1,528	703
Stock-based compensation	5,505	3,258	12,406	6,265
Adjusted EBITDA	$37,599	$28,418	$69,970	$56,668
(a)	Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company had cash and cash equivalents of $132.9 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $136.9 consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has access to a secured revolving credit facility as necessary.

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

Management believes that the Company’s existing cash, cash equivalents, short term investments and available credit facility will be sufficient to meet its working capital requirements for at least the next twelve months. However, the Company’s liquidity assumptions may prove to be incorrect, and the Company could utilize its available financial resources sooner than currently expected. The Company’s future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below. If the Company is unable to obtain needed additional funds, it will have to reduce operating costs, which could impair the Company’s growth prospects and could otherwise negatively impact its business.

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the six months ended June 30, 2016, the Company repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021. The Credit Agreement will be used for general corporate purposes, including funding working capital and acquisitions. There were no borrowings outstanding under the Credit Agreement as of June 30, 2016. See Note 8, Debt, for additional information.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. The Company was in compliance with the covenants of the Credit Agreement as of June 30, 2016 and expects to remain in compliance for the foreseeable future. See Part II, Item 1A, Risk Factors, for additional information.

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$37,193	$30,544
Net cash used in investing activities	(77,329)	(61,019)
Net cash provided by financing activities	4,456	24,198

Cash Flows Provided by Operating Activities

For the six months ended June 30, 2016, net cash provided by operating activities was $37.2 million compared to $30.5 million for the same period in 2015. The increase in cash flows from operations was driven primarily by changes in the Company’s operating assets and liabilities and increases of $3.1 million in non-cash expenses and $2.8 million of net income. The increase in non-cash expenses primarily related to an increase of $6.1 million related to stock-based compensation and an increase in depreciation and amortization of $1.1 million, partially offset by the change in deferred taxes of $4.2 million. In addition, during the six months ended June 30, 2016 and 2015, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in accounts receivable of $11.7 million primarily due to the timing of processor payments to the Company at quarter-end for the six months ended June 30, 2016 compared to an increase of $8.5 million for the six months ended June 30, 2015;

•	a decrease in accounts payable of $0.9 million for the six months ended June 30, 2016 due to timing of payments compared to a decrease of $4.0 million for the six months ended June 30, 2015;
•

an increase in accrued expenses of $0.9 million during the six months ended June 30, 2016, primarily related to an increase in payables, compared to a decrease of $1.6 million during the six months ended June 30, 2015;

•

an increase in prepaid expenses of $3.3 million during the six months ended June 30, 2016 primarily related to an increase in prepaid insurance and software licenses to support growth in the business compared to an increase of $0.5 million during the six months ended June 30, 2015; and

•

an increase in the restaurant food liability of $4.3 million due to growth in our business for the six months ended June 30, 2016 compared to an increase of $3.1 million for the six months ended June 30, 2015.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, acquisitions of businesses, the purchase of leasehold improvements and equipment to support increased headcount and website and internal-use software development.

For the six months ended June 30, 2016, net cash used in investing activities was $77.3 million compared to $61.0 million for the same period in the prior year. The increase in net cash used in investing activities during the six months ended June 30, 2016 was primarily the result of increases in purchases of short-term investments of $58.1 million, acquisitions of businesses of $11.8 million and purchases of leasehold improvements and equipment of $7.2 million, partially offset by an increase in proceeds from maturities of short-term investments of $63.9 million.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted primarily of excess tax benefits related to stock-based compensation, repurchases of the Company’s common stock, proceeds from the exercise of stock options and payments of debt issuance costs related to the Credit Agreement.

For the six months ended June 30, 2016, net cash provided by financing activities was $4.5 million compared to $24.2 million for the six months ended June 30, 2015. The decrease in cash provided by financing activities during the six months ended June 30, 2016 as compared to the same period in the prior year primarily resulted from repurchases of the Company’s common stock of $14.8 million during the six months ended June 30, 2016, a decrease in proceeds from stock option exercises of $6.9 million and debt issuance costs of $1.5 million, partially offset by an increase in excess tax benefits related to stock-based compensation of $4.3 million.

Acquisitions

On May 5, 2016, the Company acquired LABite for $65.9 million in cash, net of cash acquired of $2.6 million and a net working capital adjustment receivable of $1.6 million.

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

Interest Rate Risk

The Company did not have any long-term borrowings as of June 30, 2016. The Company will be exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement described above. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the six months ended June 30, 2016 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2015 impairment analysis, could be impacted by changes in market conditions and economic events. Since September 30, 2015, the fair market value of our stock has increased. Net revenues, net income and the Company’s key business metrics have also increased since September 30, 2015. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of June 30, 2016, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill. As of June 30, 2016, the Company had $437.0 million in goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

The Company’s total contractual obligations under operating leases have increased by $2.9 million as of June 30, 2016 due to the expansion of office space to support the growth in the business and the acquisition of LABite.

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

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the six months ended June 30, 2016.

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

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A, Risk Factors, of the Company’s 2015 Form 10-K and Part II, Item 1A, Risk Factors, in subsequent quarterly reports, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2016 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2016.

Issuer Purchases of Equity Securities

On January 22, 2016, the Board of Directors of the Company approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction.

During the three months ended June 30, 2016, the Company repurchased and retired $5.0 million of its common stock pursuant to the Repurchase Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2016 - April 30, 2016	—	$—	—	$90,239
May 1, 2016 - May 31, 2016	217,800	$22.95	217,800	$85,241
June 1, 2016 - June 30, 2016	—	$—	—	$85,241
Total	217,800	$22.95	217,800

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.46	Form of Restricted Stock Unit Grant Notice and RSU Agreement under the 2015 Long-Term Incentive Plan					X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: August 8, 2016