Form 10-Q
period 2016-09-30
GrubHub Inc.
filed 2016-11-08
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, 85,592,803 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,838	$169,293
Short term investments	118,743	141,448
Accounts receivable, less allowances for doubtful accounts	65,729	42,051
Prepaid expenses	6,264	3,482
Total current assets	368,574	356,274
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	43,398	19,082
OTHER ASSETS:
Other assets	4,873	3,105
Goodwill	437,009	396,220
Acquired intangible assets, net of amortization	318,431	285,567
Total other assets	760,313	684,892
TOTAL ASSETS	$1,172,285	$1,060,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$78,321	$64,326
Accounts payable	9,532	8,189
Accrued payroll	6,103	4,841
Taxes payable	785	426
Other accruals	16,054	11,830
Total current liabilities	110,795	89,612
LONG TERM LIABILITIES:
Deferred taxes, non-current	105,642	87,584
Other accruals	6,245	5,456
Total long term liabilities	111,887	93,040
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of September 30, 2016 and December 31, 2015; issued and outstanding: no shares as of September 30, 2016 and December 31, 2015.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at September 30, 2016 and December 31, 2015; issued and outstanding: 85,490,296 and 84,979,869 shares as of September 30, 2016 and December 31, 2015, respectively	9	8
Accumulated other comprehensive loss	(1,641)	(604)
Additional paid-in capital	796,414	759,292
Retained earnings	154,821	118,900
Total Stockholders’ Equity	$949,603	$877,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,172,285	$1,060,248

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$123,461	$85,662	$355,874	$261,866
Costs and expenses:
Sales and marketing	26,499	21,443	80,687	66,229
Operations and support	44,346	27,637	120,029	74,941
Technology (exclusive of amortization)	11,006	8,412	31,765	23,980
General and administrative	11,754	10,203	37,501	29,049
Depreciation and amortization	9,089	6,299	25,282	21,377
Total costs and expenses	102,694	73,994	295,264	215,576
Income before provision for income taxes	20,767	11,668	60,610	46,290
Provision for income taxes	7,585	4,801	24,690	19,501
Net income attributable to common stockholders	$13,182	$6,867	$35,920	$26,789
Net income per share attributable to common stockholders:
Basic	$0.15	$0.08	$0.42	$0.32
Diluted	$0.15	$0.08	$0.42	$0.31
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	85,217	84,583	84,889	83,827
Diluted	86,424	85,867	85,957	85,599

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$13,182	$6,867	$35,920	$26,789
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(245)	(266)	(1,037)	(163)
COMPREHENSIVE INCOME	$12,937	$6,601	$34,883	$26,626

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,920	$26,789
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,567	3,846
Provision for doubtful accounts	719	565
Deferred taxes	(1,908)	(2,793)
Amortization of intangible assets	19,715	17,531
Stock-based compensation	17,755	9,378
Deferred rent	980	(73)
Other	(292)	553
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(22,299)	(6,912)
Prepaid expenses and other assets	(2,874)	(1,456)
Restaurant food liability	11,361	(31,444)
Accounts payable	(4,592)	(633)
Accrued payroll	582	(2,150)
Other accruals	1,799	389
Net cash provided by operating activities	62,433	13,590
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(187,456)	(154,268)
Proceeds from maturity of investments	210,567	122,856
Capitalized website and development costs	(8,859)	(4,961)
Purchases of property and equipment	(17,083)	(2,866)
Acquisitions of businesses, net of cash acquired	(65,849)	(55,687)
Acquisition of other intangible assets	(250)	—
Other cash flows from investing activities	(540)	—
Net cash used in investing activities	(69,470)	(94,926)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(14,774)	—
Proceeds from exercise of stock options	11,814	10,689
Excess tax benefits related to stock-based compensation	22,114	21,987
Taxes paid related to net settlement of stock-based compensation awards	(1,205)	—
Payments for debt issuance costs	(1,477)	—
Net cash provided by financing activities	16,472	32,676
Net change in cash and cash equivalents	9,435	(48,660)
Effect of exchange rates on cash	(890)	(108)
Cash and cash equivalents at beginning of year	169,293	201,796
Cash and cash equivalents at end of the period	$177,838	$153,028
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common stock issued for acquisitions	$—	$15,980
Cash paid for income taxes	5,757	—
Capitalized property, equipment and website and development costs in accounts payable at period end	5,911	414

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 26, 2016 (the “2015 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows with the intent of reducing diversity in practice related to eight types of cash flows including, among others, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company beginning in fiscal year 2018 and early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 may impact the Company’s disclosures but is otherwise not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning the first quarter of 2020 and early adoption is permitted. The guidance will be applied using the modified-retrospective approach. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. The Company believes the most significant impact of the adoption of ASU 2016-09 to the Company’s consolidated financial statements will be to recognize certain tax benefits or tax shortfalls upon a restricted-stock award or unit vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statement of operations instead of to consolidated stockholders’ equity. During the nine months ended September 30, 2016, and the years ended 2015 and 2014, the Company recorded $22.1 million, $27.8 million and $13.0 million to consolidated stockholders’ equity as tax benefits related to stock-based compensation, respectively. ASU 2016-09 is effective beginning in the first quarter of 2017 with early adoption permitted. The Company plans to adopt ASU 2016-09 during the first quarter of 2017.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, debt issuance costs related to line-of-credit arrangements will continue to be deferred and presented as an asset and subsequently amortized ratably over the term of the arrangement. The amendments in ASU 2015-03 and clarifications of ASU 2015-15 are effective for the Company in the first quarter of 2016. The Company entered into a credit agreement on April 29, 2016 (see Note 8, Debt, for additional details). The adoption of ASU 2015-03 and ASU 2015-15 have not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

3. Acquisitions

2016 Acquisitions

On May 5, 2016, the Company acquired all of the issued and outstanding stock of KMLEE Investments Inc. and LABite.com, Inc. (collectively, “LABite”). The purchase price for LABite was $65.8 million in cash, net of cash acquired of $2.6 million. LABite provides online and mobile food ordering and delivery services for restaurants in numerous western and southwestern cities of the United States.  The acquisition has expanded the Company’s restaurant, diner and delivery networks.

The results of operations of LABite have been included in the Company’s financial statements since May 5, 2016 and have not had a material impact on the Company’s consolidated results of operations as of September 30, 2016.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The assets acquired and liabilities assumed of LABite were recorded at their estimated fair values as of the closing date of May 5, 2016. The following table summarizes the preliminary purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the LABite acquisition:

(in thousands)
Cash and cash equivalents	$2,566
Accounts receivable	2,320
Prepaid expenses and other assets	68
Customer and vendor relationships	46,513
Property and equipment	257
Developed technology	1,731
Goodwill	40,789
Trademarks	440
Accounts payable and accrued expenses	(6,303)
Net deferred tax liability	(19,966)
Total purchase price plus cash acquired	68,415
Cash acquired	(2,566)
Net cash paid	$65,849

2015 Acquisitions

On February 4, 2015, the Company acquired assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”), and, on February 27, 2015, the Company acquired the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”) and on December 4, 2015, the Company acquired the membership units of Mealport USA LLC (“Delivered Dish”). Aggregate consideration for the three acquisitions was approximately $73.9 million in cash and 407,812 restricted shares of the Company’s common stock, or an estimated total transaction value of approximately $89.9 million based on the Company’s closing share price on the respective closing dates, net of cash acquired of $0.7 million. DiningIn, Restaurants on the Run and Delivered Dish provide delivery options for individual diners, group orders and corporate catering. The acquisitions have expanded and enhanced the Company’s service offerings for its customers, particularly in the delivery space.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 of $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2016 and 2015 of $1.7 million and $0.8 million, respectively.

Pro Forma

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and nine months ended September 30, 2016 and 2015 as if the acquisitions had occurred as of January 1 of the year prior to acquisition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues	$123,461	$92,826	$364,834	$286,395
Net income	13,334	6,680	34,897	28,170
Net income per share attributable to common shareholders:
Basic	$0.16	$0.08	$0.41	$0.34
Diluted	$0.15	$0.08	$0.41	$0.33

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The pro forma adjustments reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred and pro forma tax adjustments for three and nine months ended September 30, 2016 and 2015 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation and amortization	$—	$914	$1,364	$3,296
Transaction costs	(256)	(107)	(1,729)	(807)
Income tax expense (benefit)	105	(344)	151	(1,061)

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$35,871	$—	$(21)	$35,850
Short term investments
Commercial paper	100,652	—	(219)	100,433
Corporate bonds	18,091	4	(1)	18,094
Total	$154,614	$4	$(241)	$154,377

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$22,744	$—	$(5)	$22,739
Short term investments
Commercial paper	90,949	—	(102)	90,847
Corporate bonds	41,503	9	(39)	41,473
U.S. government agency bonds	8,996	8	—	9,004
Total	$164,192	$17	$(146)	$164,063

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of September 30, 2016.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$136,283	$(240)	$—	$—	$136,283	$(240)
Corporate bonds	4,882	(1)	—	—	4,882	(1)
Total	$141,165	$(241)	$—	$—	$141,165	$(241)

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$113,586	$(107)	$—	$—	$113,586	$(107)
Corporate bonds	31,952	(39)	—	—	31,952	(39)
Total	$145,538	$(146)	$—	$—	$145,538	$(146)

During the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 13, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$10,640	$(9,097)	$1,543	$9,819	$(6,288)	$3,531
Customer and vendor relationships, databases	282,751	(56,242)	226,509	236,238	(44,192)	192,046
Trademarks	969	(474)	495	529	(215)	314
Other	250	(42)	208	—	—	—
Total amortizable intangible assets	294,610	(65,855)	228,755	246,586	(50,695)	195,891
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$384,286	$(65,855)	$318,431	$336,262	$(50,695)	$285,567

The gross carrying amount and accumulated amortization of the Company’s developed technology intangible assets were adjusted by $0.9 million as of June 30, 2016 for certain fully amortized assets that are no longer in use.

Amortization expense for acquired intangible assets was $5.4 million and $4.7 million for the three months ended September 30, 2016 and 2015, respectively, and $16.1 million and $13.5 million for the nine months ended September 30, 2016 and 2015, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Changes in the carrying amount of goodwill during the nine months ended September 30, 2016 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2015	396,220	—	396,220
Acquisitions	40,789	—	40,789
Balance as of September 30, 2016	$437,009	$—	$437,009

During the nine months ended September 30, 2016, the Company recorded additions to acquired intangible assets of $48.7 million as a result of the acquisition of LABite. The components of the acquired intangibles assets added during the nine months ended September 30, 2016 were as follows:

	Nine Months Ended September 30, 2016	Weighted-Average Amortization Period
	(in thousands)	(years)
Customer and vendor relationships	$46,513	20.0
Developed technology	1,731	1.0
Trademarks	440	2.0
Total	$48,684

Estimated future amortization expense of acquired intangible assets as of September 30, 2016 was as follows:

(in thousands)
The remainder of 2016	$5,023
2017	18,021
2018	16,937
2019	15,389
2020	14,987
Thereafter	158,398
Total	$228,755

6. Property and Equipment

The components of the Company’s property and equipment as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Computer equipment	$15,466	$10,080
Delivery equipment	1,904	555
Furniture and fixtures	4,776	2,092
Developed software	21,758	11,129
Purchased software and digital assets	1,050	361
Leasehold improvements	15,547	6,050
Construction in progress	2,547	—
Property and equipment	63,048	30,267
Accumulated amortization and depreciation	(19,650)	(11,185)
Property and equipment, net	$43,398	$19,082

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $2.3 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $5.6 million and $4.5 million for the nine months ended September 30, 2016 and 2015, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company capitalized developed software costs of $4.1 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $10.8 million and $5.5 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended September 30, 2016 and 2015 was $1.4 million and $0.5 million, respectively, and $3.6 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2015, the Company recorded approximately $1.9 million of accelerated depreciation and amortization expense related to certain developed and purchased software and computer equipment assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the second quarter of 2015.

7. Commitments and Contingencies

Legal

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Grubhub Holdings Inc., in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). In September 2011, Ameranth amended its complaint in the ’1810 action to also allege patent infringement against Seamless North America, LLC. Ameranth alleged that the Grubhub Holdings Inc. and Seamless North America, LLC ordering systems, products and services infringe claims 12 through 15 of U.S. Patent No. 6,384,850 (“’850 patent”) and claims 11 and 15 of U.S. Patent No. 6,871,325 (“’325 patent”). In August and September 2016, the Patent and Trademark Office (“PTO”) issued final written decisions determining the infringement claims by Ameranth of the ’850 and ’325 patents are invalid. Ameranth has appealed those PTO decisions.

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

No trial date has been set for this case and the consolidated district court case remains stayed. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of September 30, 2016, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8. Debt

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021. There were no borrowings outstanding under the Credit Agreement as of September 30, 2016.

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

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants could result in the amounts outstanding, if any, under the Credit Agreement becoming immediately due and payable and termination of the commitments. The Company was in compliance with the covenants as of September 30, 2016.

9. Stock-Based Compensation

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $5.4 million and $3.1 million during the three months ended September 30, 2016 and 2015, respectively, and $17.8 million and $9.4 million during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $22.1 million and $22.0 million, respectively. Excess tax benefits reflect the total of the individual stock option exercise transactions and vesting of restricted stock awards and restricted stock units in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded. The Company capitalized stock-based compensation expense as website and software development costs of $0.6 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $0.3 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, $52.9 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.1 years. The total unrecognized stock-based compensation expense to be recognized in future periods as of September 30, 2016 does not consider the effect of stock-based awards that may be granted in subsequent periods.

Stock Options

The Company granted 131,816 and 1,496,861 stock options during the nine months ended September 30, 2016 and 2015, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The risk-free rate for the period within the contractual life of

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
Weighted-average fair value options granted	$10.74	$16.48
Average risk-free interest rate	1.41%	1.46%
Expected stock price volatilities	50.3%	47.0%
Dividend yield	None	None
Expected stock option life (years)	5.78	6.06

Stock option awards as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2015	5,078,297	$19.66	$41,107	8.21
Granted	131,816	22.54
Forfeited	(795,391)	26.39
Exercised	(1,227,543)	9.63
Outstanding at September 30, 2016	3,187,179	21.96	67,059	7.85
Vested and expected to vest at September 30, 2016	2,675,453	21.11	58,572	7.85
Exercisable at September 30, 2016	1,069,786	$16.61	$28,246	6.79

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended September 30, 2016 and 2015 was $13.8 million and $4.6 million, respectively. The aggregate intrinsic value of awards exercised during the nine months ended September 30, 2016 and 2015 was $26.9 million and $82.6 million, respectively.

The Company recorded compensation expense for stock options of $2.5 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $9.5 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $19.5 million and is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units and restricted stock awards as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016 were as follows:

	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	888,483	$27.85	67,744	$42.01
Granted	952,239	28.35	—	—
Forfeited	(178,305)	27.19	—	—
Vested	(52,810)	37.32	(67,744)	42.01
Outstanding at September 30, 2016	1,609,607	$27.91	—	$—

Compensation expense recognized related to restricted stock awards was $0.6 million during the three months ended September 30, 2015, and $1.7 million and $1.3 million during the nine months ended September 30, 2016 and 2015, respectively. There were no non-vested restricted stock awards or related expense during the three months ended September 30, 2016. During the three and nine

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

months ended September 30, 2016, compensation expense related to restricted stock units was $2.9 million and $6.6 million, respectively. Compensation expense related to restricted stock units was $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended September 30, 2016 was $0.7 million. The aggregate fair value as of the vest date of restricted stock awards and restricted stock units that vested during the nine months ended September 30, 2016 was $1.7 million and $1.5 million, respectively. As of September 30, 2016, $33.4 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 1,609,607 non-vested restricted stock units with weighted-average grant date fair values of $27.91 is expected to be recognized over a weighted-average period of 3.3 years. As of September 30, 2016, there were no remaining non-vested restricted stock awards or related unrecognized compensation cost. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

10. Income Taxes

As of September 30, 2016, the Company is under routine examination by the New York State Department of Taxation and Finance for the 2013, 2014 and 2015 income tax years. The Company does not believe, but cannot predict with certainty whether, there will be any additional tax liabilities, penalties and/or interest as a result of the audit.

During the nine months ended September 30, 2016, the Illinois Department of Revenue completed an audit of the Company’s corporate income tax returns for the tax years ended December 31, 2013 and 2012 and proposed no changes. Therefore, the Company does not expect any additional tax liabilities, penalties and/or interest as a result of the audit.

11. Stockholders’ Equity

As of September 30, 2016 and December 31, 2015, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At September 30, 2016 and December 31, 2015, there were 500,000,000 shares of common stock authorized. At September 30, 2016 and December 31, 2015, there were 85,490,296 and 84,979,869 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of September 30, 2016 or December 31, 2015.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the nine months ended September 30, 2016, the Company repurchased and retired 724,473 shares of its common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of September 30, 2016 or December 31, 2015.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company’s equity as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

(in thousands)
Balance at December 31, 2015	$877,596
Net income	35,920
Currency translation	(1,037)
Stock-based compensation	19,175
Repurchases of common stock	(14,774)
Shares repurchased and retired to satisfy tax withholding upon vesting	(1,205)
Tax benefit related to stock-based compensation	22,114
Stock option exercises, net of withholdings and other	11,814
Balance at September 30, 2016	$949,603

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$13,182	85,217	$0.15	$6,867	84,583	$0.08
Effect of Dilutive Securities
Stock options	—	776		—	1,267
Restricted stock units and restricted stock awards	—	431		—	17
Diluted EPS
Net income attributable to common stockholders	$13,182	86,424	$0.15	$6,867	85,867	$0.08

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$35,920	84,889	$0.42	$26,789	83,827	$0.32
Effect of Dilutive Securities
Stock options	—	837		—	1,761
Restricted stock units and restricted stock awards	—	231		—	11
Diluted EPS
Net income attributable to common stockholders	$35,920	85,957	$0.42	$26,789	85,599	$0.31

During the nine months ended September 30, 2016, the Company repurchased and retired 724,473 shares of its common stock. The repurchases resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the dates of the repurchases. See Note 11, Stockholders’ Equity, for additional details.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive shares underlying stock-based awards:
Stock options	916,154	1,725,267	916,154	1,517,215
Restricted stock awards	—	—	—	—
Restricted stock units	178,551	88,063	178,551	—

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

The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$547	$—	$—	$1,083	$—
Commercial paper	—	136,283	—	—	113,586	—
Corporate bonds	—	18,094	—	—	41,473	—
U.S. government agency bonds	—	—	—	—	9,004	—
Total	$—	$154,924	$—	$—	$165,146	$—

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

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 45,000 local restaurants with hungry diners in more than 1,100 cities across the United States and is focused on transforming the takeout experience. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of September 30, 2016, the Company was providing delivery services in over 60 markets across the country. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows. The Company charges restaurants a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the minimum rate, to affect their relative priority in the Company’s sorting algorithms, with restaurants paying higher commission rates generally appearing higher in the search order than restaurants paying lower commission rates. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services.

Acquisitions

On May 5, 2016, the Company acquired all of the issued and outstanding capital stock of KMLEE Investments Inc. and LABite.com, Inc. (collectively, “LABite”), a restaurant delivery service. In February 2015, the Company acquired the assets of DiningIn.com, Inc. and certain of its affiliates (collectively, “DiningIn”) and the membership units of Restaurants on the Run, LLC (“Restaurants on the Run”), and, in December 2015, the Company acquired the membership units of Mealport USA LLC d/b/a Delivered Dish (“Delivered Dish”).  For a description of the Company’s acquisition of these restaurant delivery services, see Note 3, Acquisitions.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Active Diners	7,685,000	6,431,000	19%	7,685,000	6,431,000	19%
Daily Average Grubs	267,500	211,500	26%	268,800	222,000	21%
Gross Food Sales (in millions)	$735.0	$553.6	33%	$2,180.4	$1,711.1	27%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and nine months ended September 30, 2016 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, technology and product improvements, as well as, to a lesser extent, an increase from the inclusion of results from recent acquisitions.

Results of Operations

Three Months Ended September 30, 2016 and 2015

The following table sets forth the Company’s results of operations for the three months ended September 30, 2016 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended September 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$123,461	100%	$85,662	100%	$37,799	44%
Costs and expenses:
Sales and marketing	26,499	21%	21,443	25%	5,056	24%
Operations and support	44,346	36%	27,637	32%	16,709	60%
Technology (exclusive of amortization)	11,006	9%	8,412	10%	2,594	31%
General and administrative	11,754	10%	10,203	12%	1,551	15%
Depreciation and amortization	9,089	7%	6,299	7%	2,790	44%
Total costs and expenses(a)	102,694	83%	73,994	86%	28,700	39%
Income before provision for income taxes	20,767	17%	11,668	14%	9,099	78%
Provision for income taxes	7,585	6%	4,801	6%	2,784	58%
Net income attributable to common stockholders	$13,182	11%	$6,867	8%	$6,315	92%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$35,466	29%	$21,463	25%	$14,003	65%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $37.8 million, or 44%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily related to growth in Active Diners, which increased from 6.4 million to 7.7 million at the end of each period, driving an increase in Daily Average Grubs to 267,500 during the three months ended September 30, 2016 from 211,500 Daily Average Grubs during the same period in 2015. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the three months ended September 30, 2016 compared to the same period in 2015 due to the inclusion of results from the Company’s recent acquisitions (see Note 3, Acquisitions), as well as an increase in the Company’s average commission rates driven by higher commission rates on delivery services and a higher average order size.

Sales and Marketing

Sales and marketing expense increased by $5.1 million, or 24%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $3.0 million in the Company’s advertising campaigns across most channels in the third quarter of 2016. The increase in sales and marketing expense was also due to growth in the Company’s sales and marketing teams and related salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, including the impact of recent acquisitions.

Operations and Support

Operations and support expense increased by $16.7 million, or 60%, for the three months ended September 30, 2016 compared to the same period in 2015. This increase was primarily attributable to an increase in expenses related to delivery services, the inclusion of results from recent acquisitions, higher customer service and operations personnel costs to support higher order volume, and higher payment processing costs related to the growth in orders. Delivery expenses increased during the three months ended September 30, 2016 compared to the prior year due to organic growth of our delivery network and the acquisitions of LABite and Delivered Dish.

Technology (exclusive of amortization)

Technology expense increased by $2.6 million, or 31%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses to support the growth and development of the Seamless and Grubhub platforms.

General and Administrative

General and administrative expense increased by $1.6 million, or 15%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase was attributable to the inclusion of general and administrative expenses from the Company’s recent acquisitions as well as increases in a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.8 million, or 44%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to increased capital spending on leasehold improvements, software, furniture and office equipment to support the growth of the business and the amortization of intangible assets acquired in the recent acquisitions.

Provision for Income Taxes

Income tax expense increased by $2.8 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to the increase in income before provision for income taxes due to the factors described above, partially offset by the impact of a lower tax rate forecast for the full year ended December 31, 2016 due to the Company qualifying for income tax deductions for franchise taxes that were previously unavailable. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

Nine Months Ended September 30, 2016 and 2015

The following table sets forth the Company’s results of operations for the nine months ended September 30, 2016 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Nine Months Ended September 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$355,874	100%	$261,866	100%	$94,008	36%
Costs and expenses:
Sales and marketing	80,687	23%	66,229	25%	14,458	22%
Operations and support	120,029	34%	74,941	29%	45,088	60%
Technology (exclusive of amortization)	31,765	9%	23,980	9%	7,785	32%
General and administrative	37,501	11%	29,049	11%	8,452	29%
Depreciation and amortization	25,282	7%	21,377	8%	3,905	18%
Total costs and expenses(a)	295,264	83%	215,576	82%	79,688	37%
Income before provision for income taxes	60,610	17%	46,290	18%	14,320	31%
Provision for income taxes	24,690	7%	19,501	7%	5,189	27%
Net income attributable to common stockholders	$35,920	10%	$26,789	10%	$9,131	34%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$105,436	30%	$78,131	30%	$27,305	35%
(a)	Totals of percentage of revenues may not foot due to rounding.
(a)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $94.0 million, or 36%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily related to growth in Active Diners, which increased from 6.4 million to 7.7 million at the end of each period, driving an increase in Daily Average Grubs to 268,800 during the nine months ended September 30, 2016 from 222,000 Daily Average Grubs during the same period in 2015. The growth in Active Diners and Daily Average Grubs was due primarily to marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals. In addition, revenue increased during the nine months ended September 30, 2016 compared to the same period in 2015 due to the inclusion of results from the Company’s recent acquisitions (see Note 3, Acquisitions), as well as an increase in the Company’s average commission rates driven by higher commission rates on delivery services and a higher average order size.

Sales and Marketing

Sales and marketing expense increased by $14.5 million, or 22%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $8.8 million in the Company’s advertising campaigns across most channels in the nine months ended September 30, 2016. The increase in sales and marketing expense was also due to growth in the Company’s sales and marketing teams and related salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, including the impact of recent acquisitions.

Operations and Support

Operations and support expense increased by $45.1 million, or 60%, for the nine months ended September 30, 2016 compared to the same period in 2015. This increase was primarily attributable to an increase in expenses related to delivery services, higher customer service and operations personnel costs to support higher order volume, and higher payment processing costs related to the growth in orders. Delivery expenses increased during the nine months ended September 30, 2016 compared to the prior year due to organic growth of our delivery network and the current and prior year acquisitions. In addition, payment processing costs increased $7.4 million, or 25%, for the nine months ended September 30, 2016 compared to the same period in the prior year due to the 27% growth in Gross Food Sales.

Technology (exclusive of amortization)

Technology expense increased by $7.8 million, or 32%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to 22% growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, as well as higher consulting costs to support the growth and development of the Seamless and Grubhub platforms.

General and Administrative

General and administrative expense increased by $8.5 million, or 29%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to higher stock-based compensation expense including the impact of the accelerated vesting of restricted stock awards to certain terminated employees in the first quarter of 2016, and a number of miscellaneous expenses required to support growth in the business including an increase in expenses for fraudulent charges due to the increase in order volume, the inclusion of general and administrative expenses from the Company’s recent acquisitions and acquisition-related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.9 million, or 18%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to the amortization of intangible assets acquired in the recent acquisitions and increased capital spending on leasehold improvements, software, furniture and office equipment to support the growth of the business. The current period increase was partially offset by $1.9 million of accelerated amortization and depreciation expense recognized during the nine months ended September 30, 2015 for certain assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the same period.

Provision for Income Taxes

Income tax expense increased by $5.2 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to the increase in income before provision for income taxes due to the factors described above. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$13,182	$6,867	$35,920	$26,789
Income taxes	7,585	4,801	24,690	19,501
Depreciation and amortization	9,089	6,299	25,282	21,377
EBITDA	29,856	17,967	85,892	67,667
Acquisition and restructuring costs(a)	261	383	1,789	1,086
Stock-based compensation	5,349	3,113	17,755	9,378
Adjusted EBITDA	$35,466	$21,463	$105,436	$78,131
(a)	Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, the Company had cash and cash equivalents of $177.8 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $118.7 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has access to a secured revolving credit facility as necessary.

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the nine months ended September 30, 2016, the Company repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021. The Credit Agreement will be used for general corporate purposes, including funding working capital and acquisitions. There were no borrowings outstanding under the Credit Agreement as of September 30, 2016. See Note 8, Debt, for additional information.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. The Company was in compliance with the covenants of the Credit Agreement as of September 30, 2016 and expects to remain in compliance for the foreseeable future. See Part II, Item 1A, Risk Factors, for additional information.

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$62,433	$13,590
Net cash used in investing activities	(69,470)	(94,926)
Net cash provided by financing activities	16,472	32,676

Cash Flows Provided by Operating Activities

For the nine months ended September 30, 2016, net cash provided by operating activities was $62.4 million compared to $13.6 million for the same period in 2015. The increase in cash flows from operations was driven primarily by changes in the Company’s operating assets and liabilities and increases of $13.5 million in non-cash expenses and $9.1 million of net income. The increase in non-cash expenses primarily related to an increase of $8.4 million related to stock-based compensation, an increase in depreciation and amortization of $3.9 million and an increase in deferred rent of $1.1 million. In addition, during the nine months ended September 30, 2016 and 2015, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in the restaurant food liability of $11.4 million for the nine months ended September 30, 2016  due to growth in our business and the timing of payments compared to a decrease of $31.4 million for the nine months ended September 30, 2015;

•

an increase in accounts receivable of $22.3 million primarily due to the timing of processor payments to the Company at quarter-end and growth in our business for the nine months ended September 30, 2016 compared to an increase of $6.9 million for the nine months ended September 30, 2015;

•

an increase in accrued expenses of $2.4 million during the nine months ended September 30, 2016, primarily related to an increase in payables, compared to a decrease of $1.8 million during the nine months ended September 30, 2015; and

•

a decrease in accounts payable of $4.6 million for the nine months ended September 30, 2016 due to timing of payments compared to a decrease of $0.6 million for the nine months ended September 30, 2015.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, acquisitions of businesses, the purchase of leasehold improvements and equipment to support increased headcount and website and internal-use software development.

For the nine months ended September 30, 2016, net cash used in investing activities was $69.5 million compared to $94.9 million for the same period in the prior year. The decrease in net cash used in investing activities during the nine months ended September 30, 2016 was primarily the result of an increase in proceeds from maturities of short-term investments of $87.7 million, partially offset by increases in purchases of short-term investments of $33.2 million, purchases of leasehold improvements and equipment of $14.2 million and acquisitions of businesses of $10.2 million.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted primarily of excess tax benefits related to stock-based compensation, repurchases of the Company’s common stock, proceeds from the exercise of stock options and payments of debt issuance costs related to the Credit Agreement.

For the nine months ended September 30, 2016, net cash provided by financing activities was $16.5 million compared to $32.7 million for the nine months ended September 30, 2015. The decrease in cash provided by financing activities during the nine months ended September 30, 2016 as compared to the same period in the prior year primarily resulted from repurchases of the Company’s common stock of $14.8 million.

Acquisitions

On May 5, 2016, the Company acquired LABite for $65.8 million in cash, net of cash acquired of $2.6 million.

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

Interest Rate Risk

The Company did not have any long-term borrowings as of September 30, 2016. The Company will be exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement described above. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of September 30, 2016, the Company had $437.0 million in goodwill.

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

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

The Company’s total contractual obligations under operating leases have increased by $2.6 million as of September 30, 2016 due to the expansion of office space to support the growth in the business and the acquisition of LABite.

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

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the nine months ended September 30, 2016.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2016 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2016.

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

During the three months ended September 30, 2016, the Company did not repurchase any of its common stock. See Part I, Item 1, Item 1, Note 11, Stockholders’ Equity, for additional details of common stock repurchased during the nine months ended September 30, 2016.

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

Date: November 8, 2016