Form 10-K
period 2016-12-31
GrubHub Inc.
filed 2017-02-28
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2016, was $2,233,206,117.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2017 was 85,903,320.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 11, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Grubhub Inc. as of December 31, 2015 and 2016 and for the years ended December 31, 2014, 2015 and 2016 and (ii) the results of acquired businesses from the relevant acquisition dates in 2015 and 2016. Unless otherwise stated or the context requires otherwise, when we refer to “Seamless,” we refer to the operations for Seamless Holdings Corporation and Seamless North America through August 8, 2013. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the plans, estimates, and beliefs of the Company (as defined below). Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.” The forward-looking statements in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.  See “Cautionary Statement Regarding Forward-Looking Statements” below for additional information.

PART I.

Item 1.	Business

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 50,000 local restaurants with hungry diners in more than 1,100 cities across the United States and is focused on transforming the takeout experience. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows.

For restaurants, takeout enables them to grow their business without adding seating capacity or wait staff. Advertising for takeout, typically done through the distribution of menus to local households or advertisements in local publications, is often inefficient and requires upfront payment with no certainty of success. In contrast, Grubhub provides restaurants on its platform with an efficient way to generate more takeout orders. Grubhub enables restaurants to access local diners at the moment when those diners are hungry and ready to purchase takeout. In addition, the Company does not charge the restaurants in its network any upfront or subscription fees, does not require any discounts from their full price menus and only gets paid for the orders the Company generates for them, providing restaurants with a low-risk, high-return solution. The Company charges restaurants a per-order commission that is primarily percentage-based. In many markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of December 31, 2016, the Company was providing delivery services in approximately 70 markets across the country.

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

The proliferation of mobile devices over the past few years has significantly increased the value of the Grubhub platform. The Company’s powerful, easy-to-use mobile applications for iPhone®, Android™, iPad®, Apple Watch® and Apple TV® enable diners to access Grubhub whenever and wherever they want takeout. The Company’s mobile applications make ordering from Grubhub more accessible and personal, driving increased use of the platform by restaurants and diners. From the first quarter of 2014 to the fourth quarter of 2016, mobile orders have increased from approximately 44% to approximately 65% of total consumer orders generated through the Grubhub and Seamless brands.

The Company generates revenues primarily when diners place an order on its platform. Restaurants pay a commission, typically a percentage of the transaction on orders that are processed through the Company’s platform. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. The Company also recognizes as revenue any fees charged to the diner for delivery services it provides. For most orders, diners use a credit card to pay the Company for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. The Company also deducts commissions for other transactions that go through its platform, such as cash transactions for restaurants in the network, from the aggregate proceeds received. Additionally, the Company provides consolidated invoicing for its corporate program customers generally on a monthly basis.

Organization

Grubhub was founded in 2004 and Seamless was founded in 1999. The merger of Grubhub Holdings Inc., Seamless North America, LLC, and Seamless Holdings Corporation was completed on August 8, 2013 (the “Merger”). The Merger enabled the Company to expand its two-sided network, connecting customers in the geographies it serves with more restaurants. The Merger also enabled the Company to eliminate duplicative expenses and take advantage of a complementary geographic footprint.

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

Growth Strategy

The Company strives to make Grubhub an integral part of everyday life for restaurants and diners through the following growth strategies:

•

Grow the Two-Sided Network. The Company intends to continue to grow the number of independent restaurants and restaurant chain outlets in existing and new geographic markets by providing them with opportunities to generate more takeout orders and by offering delivery services. The Company intends to continue to grow the number of diners and orders placed on the network primarily through word-of-mouth referrals and marketing that encourages adoption of the Company’s ordering platform and increased order frequency.

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

The Grubhub Solution

The Company focuses on providing value to both restaurants and diners through its two-sided network. Grubhub provides restaurants with more orders, helps them serve diners better, facilitates delivery logistics in many markets, and enables them to improve the efficiency of their takeout business. For diners, Grubhub makes takeout accessible, simple and enjoyable, enabling them to discover new restaurants and accurately and easily place their orders anytime and from anywhere.

Restaurant Benefits

With more than 50,000 restaurants in the Company’s network as of December 31, 2016, management believes that Grubhub provides restaurants with the following key benefits:

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

•

Delivery. In many markets, the Company offers delivery services to the restaurants on its platform. By providing delivery services, the Company allows restaurants to focus on making great food while Grubhub handles the complexity of operating the delivery networks.

Diner Benefits

With 8.2 million Active Diners as of December 31, 2016 and more than 274,800 combined Daily Average Grubs during the year ended December 31, 2016, management believes that Grubhub provides diners with the following key benefits:

•

Discovery. Grubhub aggregates menus and enables ordering from restaurants across more than 1,100 cities in the United States as of December 31, 2016, in most cases providing diners with more choices than the “menu drawer” and allowing them to discover hidden gems from local restaurants in the network.

•

Convenience. Using Grubhub, diners do not need to place their orders over the phone. Grubhub provides diners with an easy-to-use, intuitive and personalized platform that makes ordering simple from any connected device.

•	Control and Transparency. The Grubhub platform empowers diners with a “direct line” into the kitchen, without having to talk to a distracted order-taker in an already error-prone process.
•	Service. For diners, Grubhub’s role is similar to that of the waiter in a restaurant, providing a critical layer of customer service that is typically missing in takeout.

Challenges

The Company faces several key challenges in continuing to grow its business and maintaining profitability. These challenges include that:

•	long-term growth depends on the Company’s ability to continue to expand its two-sided network of restaurants and diners in a cost-effective manner;
•	the ability to realize the benefits of the investment in the Company’s delivery network depends on the efficient utilization and expansion of such network;
•	the ability to realize the benefits of acquired businesses depends on the successful integration of the operations of the acquired businesses with those of the Company; and
•

while the Company’s primary competition remains the traditional offline takeout ordering method, new competitors could emerge and existing competitors could gain traction in the Company’s markets. These competitors may have greater resources and other advantages than Grubhub and could impact the Company’s growth rates and ability to maintain profitability.

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

Products

Grubhub and Seamless Mobile Apps and Mobile Website

The Company offers diners access to the network through its mobile applications designed for iPhone®, Android™, iPad®, Apple Watch® and Apple TV® devices. To use the mobile applications, diners either enter their delivery address or use geo-location and are presented with local restaurants that provide takeout. Diners can further refine their search results using the search capability, enabling them to filter results across cuisine types, restaurant names, menu items, proximity, ratings and other criteria. Once diners have found what they are looking for, they place their orders using easy-to-use and intuitive menus, enabling them to discover food choices, select options and provide specific instructions on a dish-by-dish basis. Once an order is received, the Company transmits it to the restaurant, while saving the diners’ preferences for future orders, thus providing diners with a convenient repeat order experience. Diners can also access the platform from their mobile devices through the mobile website using any mobile browser.

Grubhub and Seamless Websites

Diners can access the platform through www.grubhub.com and www.seamless.com. The websites provide diners with the same functionality as the Company’s mobile applications, including restaurant discovery, search and ordering. For restaurants, all website-based orders are received in the same way as the mobile orders, and the Company charges the same commission for both.

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

Allmenus and MenuPages

Allmenus.com and MenuPages.com (“MenuPages”) provide an aggregated database of approximately 415,000 menus from restaurants across all 50 U.S. states. The websites are searchable by cuisine type, restaurant name, menu items and other criteria. For those restaurants whose menus are posted on allmenus.com or MenuPages and which are also part of the Company’s restaurant network, the sites provide a link from their menus to grubhub.com and seamless.com, as applicable, through which diners can then place their orders, providing the Company with an efficient customer acquisition channel.

Grubhub for Restaurants

Restaurants have historically received orders from Grubhub through a facsimile or email and confirmed orders by phone. Though many restaurants on the Company’s platform still use this traditional method, a large portion of Grubhub’s restaurants use Grubhub for Restaurants, a responsive web application that can be accessed from computers and mobile devices, as well as Grubhub-provided tablets. Grubhub for Restaurants allows restaurants to electronically receive and display orders and provides operators with the capability to acknowledge receipt of the order, update the estimated completion time and status, specify driver pick-up times, monitor delivery status for delivery drivers in Grubhub’s network, update menu items and perform other administrative functions. Grubhub for Restaurants allows the Company to monitor orders through the takeout process (receipt, ready for pickup, on the way, etc.). In turn, Grubhub can make that information available to hungry diners who are waiting for their orders, thus providing greater transparency, reducing their frustration and making the takeout experience more enjoyable.

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

Diners

The customer service the Company offers to diners is also an important component of Grubhub’s value proposition, helping to generate diner satisfaction and positive word-of-mouth referrals. The Company believes that it is its responsibility to make diners happy. When diners contact the 24/7 customer service center, the Company typically helps them add items to orders that have already been placed and informs them of the status of their orders. The Company believes that its excellent customer service drives diner referrals, more frequent ordering and overall loyalty to the platform.

Geographic Markets

The Company’s geographic reach included more than 1,100 cities across the United States as of December 31, 2016. The Company’s principal markets are generally densely populated metropolitan cities in the United States. During the years ended December 31, 2016, 2015 and 2014, the Company also generated a nominal amount of foreign revenues through its U.K. subsidiary.

Sales and Marketing

The Company’s sales team adds new restaurants to the network by emphasizing Grubhub’s low risk, high return proposition: providing more orders, without charging any upfront payments or subscription fees or requiring any discounts from a restaurant’s full price menus, and Grubhub only gets paid on orders it generates for them. The Company’s delivery network has also expanded the Company’s offerings and ability to attract restaurants that do not have their own delivery operations. Leads for new restaurants are generated either directly by the restaurant through the Company’s websites, including allmenus.com and MenuPages.com, or are self-prospected by the sales team. For leads generated through the websites, the Company then contacts those restaurants either through the inside sales team, based in the Chicago office, or through the local, “feet-on-the-street” sales force. Once restaurants have joined the network, Grubhub representatives continue to work with them to maintain quality control and to increase their order volume. The sales team focuses on adding new corporate program clients by emphasizing Grubhub’s value proposition: a wide variety of ordering options for employees and proprietary tools that provide rule-based ordering and consolidated reporting and invoicing for employers.

The Company believes that its online ordering platform, innovative products and excellent customer service are its best and most effective marketing tools, helping to generate strong word-of-mouth referrals, which have been the primary driver of the Company’s diner growth. The Company’s integrated marketing efforts are aimed at encouraging new diners to try the platform and driving existing diners to engage more frequently with the platform. The Company uses both online as well as offline advertising. While traditional online and brand advertising drive significant awareness for Grubhub, the Company also aims to incorporate its brand in fun and engaging ways that encourage diners to make Grubhub a part of their everyday lives.

Technology

The Company generally develops additional features for its platform in-house, focusing on quick release cycles and constant improvement. Grubhub’s web and mobile properties are either stored on secure remote servers and software networks through a public cloud provider or are hosted by a third-party provider of hosting services. The Company’s primary third-party hosting service providers are located in Illinois and Utah. The platform includes a variety of encryption, antivirus, firewall and patch-management technology to protect and maintain the systems and computers across the business. The Company relies on third-party off-the-shelf technology as well as internally developed and proprietary products and systems to ensure rapid, high-quality customer service, software development, website integration, updates and maintenance. The Company leverages off-the-shelf hardware and software platforms in order to build and customize its hardware-based products, such as tablets installed with the Grubhub for Restaurants application.

Customers

As of December 31, 2016, the Company served approximately 8.2 million Active Diners and over 50,000 restaurants. For the years ended December 31, 2016, 2015 and 2014, none of these Active Diners or restaurants accounted for 1% or more of the Company’s net revenues.

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

The Company’s online competition consists primarily of national and local service providers, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of chain restaurants that also offer takeout. Compared to other online platforms, Grubhub offers diners choices, with over 50,000 restaurants on the Company’s platform, including low cost delivery, no service or processing fees and no menu mark-ups. The Company also competes for diners with online competitors on the basis of convenience, control and customer service. For restaurants, Grubhub competes with other online platforms based on its ability to generate additional orders, manage challenges such as customization, change orders, menu updates and specials and the ability to help them improve their operational efficiency, with product innovations like Grubhub for Restaurants, and diner experience.

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

As of December 31, 2016, the Company had nearly 58 trademarks registered in the United States and six registered abroad, including: “Grubhub,” “Seamless” and “Yummy Rummy.” The Company has also filed nine other trademark applications including seven applications pending in the United States and two applications pending abroad and may pursue additional trademark registrations to the extent management believes it will be beneficial and cost-effective. In 2016, the Company acquired eight trademarks registered in the United States and Texas through the acquisition of LABite.

As of December 31, 2016, the Company had seven patents issued in the United States, three of which are scheduled to expire in 2020, two of which are scheduled to expire in 2031, one of which is scheduled to expire in 2032, and one of which is scheduled to expire in 2036. The Company also had 13 patent applications pending in the United States and two patent applications pending in foreign countries as of December 31, 2016, which seek to cover proprietary inventions relevant to the Company’s products and services. The Company may pursue additional patent protection to the extent management believes it will be beneficial and cost effective.

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

Employees

As of February 17, 2017, the Company had approximately 1,518 full-time equivalent employees. None of the Company’s employees is represented by a labor union with respect to his or her employment with Grubhub.

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

Our performance is subject to economic conditions and their impact on levels of consumer spending. Some of the factors having an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Small businesses that do not have substantial resources, like a substantial number of the restaurants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Also, because spending for food purchases from restaurants is generally considered to be discretionary, any decline in consumer spending may have a disproportionate effect on our business relative to those businesses that sell products or services considered to be necessities. If spending at many of the restaurants in our network declines, or if a significant number of these restaurants go out of business, diners may be less likely to use our service, which could harm our business and results of operations. In addition, significant adverse economic conditions could harm the businesses of our corporate customers, resulting in decreased use of our platform. Moreover, the majority of restaurants in our network are located in major metropolitan areas like New York City, Chicago and the San Francisco Bay Area. To the extent any one of these geographic areas experience any of the above-described conditions to a greater extent than other geographic areas, the harm to our business and results of operations could be exacerbated.

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

We are involved or may become involved in legal proceedings and investigations that claim that members of the delivery network who we treat as independent contractors for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, there can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would mandate that we change our classification of the drivers. In the event of a reclassification of members of our independent contractor driver network as employees, we could be exposed to various liabilities and additional costs.  These liabilities and costs could have an adverse effect on our business and results of operations and/or make it cost prohibitive for us to deliver orders using our driver network, particularly in geographic areas where we don’t have a lot of volume.  These liabilities and additional costs could include exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.

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

In addition, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. For example, we could be subject to claims related to the content published on allmenus.com and MenuPages.com, which contain approximately 415,000 menus, based on the fact that we do not obtain prior permission from restaurants to include their menus.

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

We rely on third-party payment processors and encryption and authentication technology licensed from third parties that is designed to effect secure transmission of personal information provided by our diners. In some cases, we retain third-party vendors to store data, including personal information. We may need to expend significant resources to protect against impermissible disclosure, including security breaches, or to address problems caused by such disclosure. If we, or our third-party providers, are unable to maintain the security of our diners’ personal information, our reputation and brand could be harmed and we may lose current and potential diners, be exposed to litigation and possible liability.

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

We accept payments using a variety of methods, including credit and debit cards, Apple Pay®, Android Pay™ and gift cards. For certain payment methods, including credit and debit cards, we pay bank interchange and other fees. These fees may increase over time and raise our operating costs and lower our profitability. We rely on third parties to provide payment processing services, including the processing of credit and debit cards. Our business may be disrupted for an extended period of time if any of these companies becomes unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from diners or facilitate other types of online payments, and our business and results of operations could be harmed.

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

In addition, we rely on off-the-shelf hardware and software platforms developed by third parties to build and customize our Grubhub for Restaurants tablet and mobile application. If third parties fail to continue to produce or maintain these hardware and software platforms, our Grubhub for Restaurants tablet and mobile application may become less accessible to restaurants and diners, and our business and results of operations could be harmed.

If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of restaurants and diners to access our content, restaurants and diners may curtail or stop use of our platform.

Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service, misappropriation of data through website scraping or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Like most Internet companies, we have experienced interruptions in our service in the past due to software and hardware issues as well as denial-of-service and other cyber-attacks and, in the future, may experience compromises to our security that result in performance or availability problems, the complete shutdown of our websites or the loss or unauthorized disclosure of confidential information. In the event of a prolonged service interruption or significant breach of our security measures, our restaurants and diners may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely. We may be unable to implement adequate preventative measures against or proactively address techniques used to obtain unauthorized access, disable or degrade service or sabotage systems because such techniques change frequently, often remain undetected until launched against a target and may originate from remote areas around the world that are less regulated. The impact of cyber security events experienced by third-parties with whom we do business (or upon whom we otherwise rely in connection with our day-to-day operations) could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or third-parties with whom we do business may result in a loss of consumer confidence generally, which could make users less likely to use or continue to use our platform. Any or all of these issues could harm our ability to attract new restaurants and diners or deter current restaurants and diners from returning, reduce the frequency with which restaurants and diners use our platform, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business and results of operations.

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

In addition to the traditional takeout ordering process, we compete with other online food ordering businesses, chain restaurants that have their own online ordering platforms, point of sale companies and restaurant delivery services. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater market share in certain markets and larger existing user bases in certain markets and substantially greater financial, technical and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in restaurant and diner requirements that may render our products less attractive or obsolete. These competitors have and may continue to introduce new products with competitive price and performance characteristics and they may undertake more aggressive marketing campaigns than ours. Large Internet companies with substantial resources, users and brand power have also entered our market and compete with us. Furthermore, independent restaurants could determine that it is more cost effective to develop their own platforms to permit online takeout orders rather than use our service.

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

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to attract new restaurants and diners and retain existing restaurants and diners in our network in a cost effective manner;
•	our ability to accurately forecast revenue and appropriately plan our expenses;
•	the effects of changes in search engine placement and prominence;
•	the effects of increased competition on our business;
•	our ability to successfully expand in existing markets and successfully enter new markets;
•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;
•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•	the impact of weather on our business;
•	our ability to protect our intellectual property;
•	our ability to maintain an adequate rate of growth and effectively manage that growth;
•	our ability to maintain and increase traffic to our platform;
•	our ability to keep pace with technology changes in the takeout industry;

•	the success of our sales and marketing efforts;
•	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;
•	changes in governmental or other regulation affecting our business;
•	interruptions in service and any related impact on our business, reputation or brand;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to choose and effectively manage third-party service providers;
•	changes in diner behavior with respect to takeout;
•	the effects of natural or man-made catastrophic events;
•	the effectiveness of our internal controls;
•	the impact of payment processor costs and procedures;
•	changes in the online payment transfer rate; and
•	changes in our tax rates or exposure to additional tax liabilities.

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

Our business, particularly in areas of significant concentration like New York, Chicago and San Francisco, is subject to damage or interruption from severe weather, earthquakes, fires, floods, tornadoes, hurricanes, power losses, telecommunications failures, terrorist attacks, acts of war and similar events. For example, severe weather in Chicago, the location of our corporate headquarters and most of our customer service staff, could inhibit the ability of our customer service staff to get to work, which could result in service problems and complaints from restaurants or diners. As we rely heavily on our servers, computer and communications systems, as well as those of our third-party providers and third-party data centers, and the Internet to conduct our business and provide high quality customer service, disruptions could harm our ability to run our business, which could harm our results of operations and financial condition. For example, in January 2016, Winter Storm Jonas caused certain restaurants to shut-down in New York City, and other East Coast cities, which resulted in restaurants being unable to fulfill orders on our platform. These events could also negatively impact diner activity or the ability of restaurants to continue to operate.

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

As part of our business strategy, we have and we will continue to selectively explore acquisition opportunities of companies and technologies to strengthen our platform. For example, in 2015 and 2016, we completed the acquisitions of DiningIn, Restaurants on the Run, Delivered Dish and LABite. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

In addition, we may be subject to foreign data protection, privacy, and other laws and regulations, which can be more restrictive than those in the United States and could impact our ability to transfer, process and/or receive transnational data. The regulatory framework for privacy and security issues is evolving and may remain in flux for some period of time. It is difficult to ascertain whether this will impact our business in the United Kingdom. It is also likely that if our business grows and evolves and our products are used in a greater number of geographies, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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

We have registered, among numerous other trademarks, “Grubhub,” “Seamless” and “Yummy Rummy” as trademarks in the United States. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and results of operations.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We have registered domain names for our websites that we use in our business, most importantly seamless.com, grubhub.com, MenuPages.com and allmenus.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn harm our business and results of operations.

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

In addition to the capital available under the credit facility, we may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any additional debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. As a result, it may be more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

As of February 17, 2017, our current executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 59% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of your investment. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The trading price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Since shares of our common stock were sold in our IPO in April 2014 at a price of $26.00 per share, the reported high and low sales prices of our common stock have ranged from $17.77 to $47.95 through December 31, 2016. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the trading price of our common stock include the following:

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

We are responsible for implementing and maintaining adequate internal control over financial reporting and are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. While we have determined that our internal control over financial reporting was effective as of December 31, 2016, as indicated in our Management’s Report and Attestation Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we must continue to monitor and assess our internal control over financial reporting. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock. In addition, if we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NYSE or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our stock.

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

The Company’s principal executive offices are located at 111 W. Washington, Suite 2100, Chicago, Illinois 60602. As of December 31, 2016, the Company leased approximately 128,467 square feet of office space that houses the principal operations in Chicago, Illinois, approximately 40,431 square feet of office space in New York, New York and an aggregate of approximately 48,829 square feet of office space in various locations throughout the U.S. as a result of recent acquisitions. The Company believes these facilities are in good condition and sufficient for its current needs, but may need to seek additional or expanded facilities if the business continues to grow.

Item 3.	Legal Proceedings

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Grubhub Holdings Inc. in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). In September 2011, Ameranth amended its complaint in the ’1810 action to also allege patent infringement against Seamless North America, LLC. Ameranth alleged that the Grubhub Holdings Inc. and Seamless North America, LLC ordering systems, products and services infringe claims 12 through 15 of U.S. Patent No. 6,384,850 (the “850 patent”) and claims 11 and 15 of U.S. Patent No. 6,871,325 (the “325 patent”). In August and September 2016, the Patent and Trademark Office (“PTO”) issued final written decisions determining the infringement claims by Ameranth of the ’850 and ’325 patents are invalid. Ameranth will not seek review of the PTO decisions on those patents.

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

No trial date has been set for this case. The consolidated district court case was stayed until January 2017, when Ameranth’s motion to lift the stay and proceed on only the ’077 patent was granted.  The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of December 31, 2016, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low intraday sales prices of the Company’s common stock as reported by the NYSE during the years ended December 31, 2016 and 2015:

	Intraday Sales Prices
	2016		2015
	High	Low	High	Low
First Quarter	$25.64	$17.77	$47.95	$33.83
Second Quarter	31.87	21.41	47.38	33.27
Third Quarter	44.58	29.42	36.31	23.53
Fourth Quarter	44.07	34.66	32.97	22.49

Holders

As of the close of business on February 17, 2017, there were approximately 68 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

The Company made total cash distributions to common and preferred stockholders of $0.3 million during the year ended December 31, 2014. There were no distributions to common and preferred stockholders during the years ended December 31, 2016 and 2015 and the Company currently intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company’s board of directors, subject to applicable laws, and will depend on a number of factors, including the Company’s financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the board of directors may deem relevant.

Use of Proceeds and Issuer Purchases of Equity Securities

Use of Proceeds

On April 3, 2014, the Company’s registration statement on Form S-1 (File No. 333-194219) was declared effective by the SEC for an initial public offering pursuant to which the Company issued and sold 4,000,000 shares of common stock at a public offering price of $26.00 per share. The offering resulted in net proceeds of $94.9 million after deducting underwriting discounts and commissions of $6.5 million and other offering expenses of approximately $2.6 million. The proceeds from the IPO have been used or invested as described in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 7, 2014.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended December 31, 2016.

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

During the three months ended December 31, 2016, the Company did not repurchase any of its common stock. See Part II, Item 8, Note 11, Stockholders’ Equity, for additional details of common stock repurchased during the year ended December 31, 2016.

Company Stock Performance Graph

The following graph shows a comparison of cumulative total return for the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index from April 4, 2014 (the date the Company’s common stock commenced trading on the NYSE) through December 31, 2016. The graph assumes that $100 was invested at market close on April 3, 2014 in each of the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The cumulative total returns for the NYSE Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Grubhub Inc. under the Securities Act, or the Exchange Act.

Item 6.	Selected Financial Data

The selected financial data presented below reflects the results of operations and financial condition of (i) Seamless as of and for the year ended December 31, 2012, (ii) Seamless from January 1, 2013 through August 8, 2013 (the “Merger Date”) and for both Seamless and Grubhub Holdings Inc. after the Merger Date, (iii) Grubhub Inc. for the years ended December 31, 2014, 2015 and 2016 and as of December 31, 2013, 2014, 2015 and 2016, and (iv) the results of acquired businesses from the relevant acquisition dates in 2015 and 2016. The audited consolidated financial statements reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair presentation of the financial statements. The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2016	2015	2014	2013(a)	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$493,331	$361,825	$253,873	$137,143	$82,299
Total costs and expenses	409,479	299,896	208,889	122,254	73,567
Income before provision for income taxes	83,852	61,929	44,984	14,889	8,732
Net income	49,557	38,077	24,263	6,747	7,919
Net income per share attributable to common stockholders:
Basic	$0.58	$0.45	$0.33	$0.14	$0.24
Diluted	$0.58	$0.44	$0.30	$0.12	$0.19
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$323,619	$310,741	$313,137	$86,542	$41,161
Working capital(b)	285,847	266,662	241,199	25,880	3,811
Total assets	1,197,507	1,060,248	978,877	759,124	206,229
Redeemable common stock	—	—	—	18,415	—
Total stockholders’ equity	972,119	877,596	770,522	557,375	137,888
Other Financial Information:
Adjusted EBITDA(c)	$144,646	$104,967	$78,703	$38,134	$17,185
Cash Flow Data:
Net cash provided by operating activities	$97,678	$44,755	$72,904	$40,819	$29,578
Net cash provided by (used in) investing activities	(45,519)	(116,397)	(118,740)	6,245	10,303
Net cash provided by (used in) financing activities	19,344	39,404	161,332	(1,842)	(2,218)

Reflects results of acquired businesses from the relevant acquisition dates.

(a)	Includes results for Seamless through the Merger Date, and of Grubhub Holdings Inc., for the remainder of the period.
(b)	Working capital is calculated as current assets less current liabilities.
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

Includes the following items:

For 2016: Acquisition of LABite for $65.8 million in cash, $58.0 million of proceeds from maturities of investments net of purchases, repurchases of common stock of $14.8 million, acquisition and restructuring costs of $2.0 million and debt issuance costs of $1.5 million.

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

Key Business Metrics

To analyze the Company’s business performance, determine financial forecasts and help develop long-term strategic plans, management reviews the following key business metrics:

	Year Ended December 31,
	2016	2015	2014	2013(a)	2012
Key Business Metrics:
Active Diners(b)	8,174,000	6,746,000	5,029,000	3,421,000	986,000
Daily Average Grubs(c)	274,800	227,100	182,800	107,900	62,000
Gross Food Sales (in millions)(d)	$2,998.1	$2,353.6	$1,787.4	$1,014.9	$568.8

Reflects results of acquired businesses from the relevant acquisition dates.

(a)	Includes results for Seamless through the Merger Date, and of Grubhub Holdings Inc., for the remainder of the period.
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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Grubhub Inc. as of December 31, 2015 and 2016 and for the years ended December 31, 2014, 2015 and 2016 and (ii) the results of acquired businesses from the relevant acquisition dates in 2015 and 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors”. This overview summarizes the MD&A, which includes the following sections:

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

Revenue Recognition

In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. We consider persuasive evidence of an arrangement to be a signed agreement, a binding contract with the restaurant or other similar documentation reflecting the terms and conditions under which products or services will be provided.

We generate revenues primarily when diners place an order on our platform. Restaurants pay us a commission, typically a percentage of the transaction, on orders that are processed through our platform. Most of the restaurants on our platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on our platform. Commissions are generally based on a fixed percentage of the value of the order. Additionally, restaurants that use our delivery services pay an additional commission for the use of those services. Because we are acting as an agent of the merchant in the transaction, we recognize as revenues only our commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

Revenues from online and phone delivery orders are recognized when orders are placed to the restaurants. The amount of the revenue we record is based on the arrangement with the related restaurant and is adjusted for any cash credits, including incentive offers provided to restaurants and diners, related to the transaction. We also recognize as revenue any fees charged to the diner for delivery services we provide. We record an amount representing the restaurant food liability for the net balance due to the restaurant.

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

•

Volatility. Because we have a limited trading history as a public company, we estimate volatility of our share price based on a combination of the published historical volatilities of comparable publicly-traded companies in our vertical markets and the historical volatility of our common stock.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the years presented:

	2016	2015	2014
Weighted-average fair value options granted	$12.59	$14.66	$13.87
Average risk-free interest rate	1.41%	1.65%	1.97%
Expected stock price volatilities	49.7%	48.4%	50.3%
Dividend yield	None	None	None
Expected stock option life (years)	5.84	6.07	6.26

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

Management determined the fair value of the Company as of September 30, 2016 by using a market-based approach that utilized our market capitalization, as adjusted for factors such as a control premium. After consideration of our market capitalization, business growth and other factors, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount at September 30, 2016 and that further analysis was not required.

Additionally, as part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended December 31, 2016 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2016 impairment analysis, could be impacted by changes in market conditions and economic events. Since September 30, 2016, the fair market value of our stock has decreased. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of December 31, 2016, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

As of December 31, 2016, the Company had $436.5 million in goodwill.

Income Taxes

The provision (benefit) for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. We record a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. As of December 31, 2016 and 2015, a valuation allowance of $1.6 million and $0.9 million, respectively, was recorded on our consolidated balance sheets.

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

Deferred U.S. income taxes and foreign taxes are not provided on the accumulated earnings of our U.K. subsidiary as we intend to permanently reinvest those earnings in the future operations in that country. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiary. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes in these judgments and the need to record additional tax liabilities. We estimate the potential additional tax liability that would result from the complete repatriation of accumulated earnings to be approximately $3.4 million as of December 31, 2016.

Operations Review

Executive Overview

In 2016, we continued our strong growth trajectory, generating 36% revenue growth and a 30% increase in net income compared to 2015, while making significant investments in delivery services.

Compared to 2015, our revenues increased by $131.5 million, or 36%, to $493.3 million for the year ended December 31, 2016. The increase was primarily related to the significant organic growth in Active Diners, which increased from 6.7 million as of December 31, 2015 to 8.2 million at the end of December 31, 2016, driving an increase in Daily Average Grubs to 274,800 during the year ended December 31, 2016 from 227,100 Daily Average Grubs during 2015. We processed $2,998.1 million in Gross Food Sales in 2016, a 27% increase from the $2,353.6 million in Gross Food Sales processed in 2015. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. In addition, revenue increased during the year ended December 31, 2016 compared to the same period in 2015 due to the inclusion of results from our recent acquisitions (see Part II, Item 8, Note 3, “Acquisitions,” to the Company’s consolidated financial statements in this Annual Report on Form 10-K), as well as an increase in our average commission rates, which was primarily driven by higher commission rates on delivery services, and a higher average order size.

Net income increased by $11.5 million to $49.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily related to the increase in revenues described above, partially offset by an increase in operating expenses primarily due to delivery related expenses and an increase in certain other expenses to support organic growth in the business, including compensation and benefits expense, advertising and payment processing costs.

During the year ended December 31, 2016, we took strategic actions to increase share holder value, invest in organic and other growth opportunities and augment our liquidity.

On May 5, 2016, we acquired all of the issued and outstanding stock of KMLEE Investments Inc. and LABite.com, Inc. (collectively, “LABite”). The purchase price for LABite was $65.8 million in cash, net of cash acquired of $2.6 million. The acquisition has expanded and enhanced our service offerings for our customers, particularly in the delivery space. See Part II, Item 8, Note 3, “Acquisitions,” to our consolidated financial statements in this Annual Report on Form 10-K for additional details.

During the year ended December 31, 2016, we repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million. See Part II, Item 8, Note 11, “Stockholders’ Equity,” to our consolidated financial statements in this Annual Report on Form 10-K for additional details.

On April 29, 2016, we entered into a secured revolving credit facility, which provides for aggregate revolving loans of up to $185.0 million, subject to an increase of up to an additional $30.0 million under certain conditions. We did not draw on the facility during the year ended December 31, 2016.

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

Our key business metrics are as follows for the periods presented:

	Year Ended December 31,			% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Active Diners	8,174,000	6,746,000	5,029,000	21%	34%
Daily Average Grubs	274,800	227,100	182,800	21%	24%
Gross Food Sales (in millions)	$2,998.1	$2,353.6	$1,787.4	27%	32%

We experienced significant growth across all of our key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the periods presented.

2016 compared to 2015

Growth in all metrics was primarily attributable to increased product and brand awareness by diners primarily as a result of continued marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, technology and product improvements, as well as, to a lesser extent, an increase from the inclusion of results from recent acquisitions.

2015 compared to 2014

Growth in all metrics was primarily attributable to increased product and brand awareness by diners primarily as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, as well as, to a lesser extent, an increase from the inclusion of results from 2015 acquisitions.

Basis of Presentation

Revenues

We generate revenues primarily when diners place an order on our platform. Restaurants pay us a commission, typically a percentage of the transaction on orders that are processed through our platform. Most of the restaurants on our platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use our delivery services pay an additional commission for the use of those services. For most orders, diners use a credit card to pay us for their meal when the order is placed. For these transactions, we collect the total amount of the diner’s order net of payment processing fees from the payment processor and remit the net proceeds to the restaurant less commissions. We generally accumulate funds and remit the net proceeds to the restaurants on at least a monthly basis. We also deduct commissions for other transactions that go through our platform, such as cash transactions for restaurants in our network, from the aggregate proceeds received. Additionally, we recognize as revenue any fees charged to the diner for delivery services we provide.

We periodically provide incentive offers to restaurants and diners to use our platform. These promotions are generally cash credits to be applied against purchases. These incentive offers are recorded as reductions in revenues, generally on the date the corresponding revenue is recorded.

We generate a small amount of revenues directly from companies that participate in our corporate ordering program and by selling advertising on our allmenus.com and MenuPages.com websites to third parties. We do not anticipate that corporate fees or advertising will generate a significant portion of our revenues in the foreseeable future.

Costs and Expenses

Sales and Marketing

Sales and marketing expenses contain advertising expenses including search engine marketing, television, online display, media and other programs. Sales and marketing expenses also consist of salaries, commissions, benefits, stock-based compensation expense and bonuses for restaurant sales, restaurant sales support and marketing employees, payments to contractors and facilities costs allocated on a headcount basis.

Operations and Support

Operations and support expenses consist of salaries and benefits, stock-based compensation expense and bonuses for salaried employees and payments to independent contractors engaged in customer service, operations and restaurant delivery services. Operations and support expenses also include payment processing costs for diner orders, costs of uploading and maintaining restaurant menu content, communications costs related to orders, facilities costs allocated on a headcount basis and other expenses related to operating and maintaining an independent delivery network.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenues:

	Year Ended December 31,
	2016		2015		2014
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Revenues	$493,331	100%	$361,825	100%	$253,873	100%
Costs and expenses:
Sales and marketing	110,323	22%	91,150	25%	66,201	26%
Operations and support	171,756	35%	107,424	30%	62,509	25%
Technology (exclusive of amortization)	42,454	9%	32,782	9%	25,185	10%
General and administrative	49,753	10%	40,506	11%	32,307	13%
Depreciation and amortization	35,193	7%	28,034	8%	22,687	9%
Total costs and expenses(a)	409,479	83%	299,896	83%	208,889	82%
Income before provision for income taxes	83,852	17%	61,929	17%	44,984	18%
Provision for income taxes	34,295	7%	23,852	7%	20,721	8%
Net income	49,557	10%	38,077	11%	24,263	10%
Preferred stock tax distributions	—	—%	—	—%	(320)	(0%)
Net income attributable to common stockholders	$49,557	10%	$38,077	11%	$23,943	9%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$144,646	29%	$104,967	29%	$78,703	31%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA” below.

Revenues

	Year Ended December 31,			% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands)
Revenues	$493,331	$361,825	$253,873	36%	43%

2016 compared to 2015

Revenues increased by $131.5 million, or 36%, for the year ended December 31, 2016 compared to 2015. The increase was primarily related to significant organic growth in Active Diners, which increased from 6.7 million to 8.2 million at the end of each year, driving an increase in Daily Average Grubs to 274,800 during the year ended December 31, 2016 from 227,100 Daily Average Grubs during 2015. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders. In addition, revenue increased during the year ended December 31, 2016 compared to 2015 due to the inclusion of results from our recent acquisitions (see Part II, Item 8, Note 3, “Acquisitions,” to our consolidated financial statements in this Annual Report on Form 10-K), as well as an increase in our average commission rates, which was primarily driven by higher commission rates on delivery services, and a higher average order size.

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

Sales and Marketing

	Year Ended December 31,			% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands, except percentages)
Sales and marketing	$110,323	$91,150	$66,201	21%	38%
Percentage of revenues	22%	25%	26%

2016 compared to 2015

Sales and marketing expense increased by $19.2 million, or 21%, for the year ended December 31, 2016 compared to 2015. The increase was primarily attributable to an increase of $11.1 million in our advertising campaigns across most media channels, as well as a 29% growth in our sales and marketing teams and related salaries, benefits, payroll taxes, stock-based compensation expense, commissions and bonuses, including the addition of sales and marketing personnel from recent acquisitions. Sales and marketing expense decreased to 22% of revenues during the year ended December 31, 2016 from 25% in 2015.

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

Operations and Support

	Year Ended December 31,			% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands, except percentages)
Operations and support	$171,756	$107,424	$62,509	60%	72%
Percentage of revenues	35%	30%	25%

2016 compared to 2015

Operations and support expense increased by $64.3 million, or 60%, for the year ended December 31, 2016 compared to 2015. This increase was primarily attributable to expenses related to delivery services and increases in other expenses to support the 27% growth in Gross Food Sales and related orders including an increase in customer service and operations personnel costs and higher payment processing costs. Delivery expenses increased during the year ended December 31, 2016 compared to the prior year due to organic growth of our delivery network and the current and prior year acquisitions.

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

Technology (exclusive of amortization)

	Year Ended December 31,			% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands, except percentages)
Technology (exclusive of amortization)	$42,454	$32,782	$25,185	30%	30%
Percentage of revenues	9%	9%	10%

2016 compared to 2015

Technology expense increased by $9.7 million, or 30%, for the year ended December 31, 2016 compared to 2015. The increase was primarily attributable to 21% growth in our technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, as well as higher consulting costs to support the growth and development of our platform.

2015 compared to 2014

Technology expense increased by $7.6 million, or 30%, for the year ended December 31, 2015 compared to 2014. The increase was primarily attributable to growth in our technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, and higher consulting costs to support the growth and development of our platform. During the year ended December 31, 2015, the number of technology personnel increased by 26% compared to the prior year.

General and Administrative

	Year Ended December 31,			% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands, except percentages)
General and administrative	$49,753	$40,506	$32,307	23%	25%
Percentage of revenues	10%	11%	13%

2016 compared to 2015

General and administrative expense increased by $9.2 million, or 23%, for the year ended December 31, 2016 compared to 2015. The increase was primarily attributable to higher stock-based compensation expense including the impact of the accelerated vesting of restricted stock awards to certain terminated employees in the first quarter of 2016, the inclusion of general and administrative expenses from the Company’s recent acquisitions, acquisition-related expenses and a number of miscellaneous expenses required to support growth in the business.

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

Depreciation and Amortization

	Year Ended December 31,			% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands, except percentages)
Depreciation and amortization	$35,193	$28,034	$22,687	26%	24%
Percentage of revenues	7%	8%	9%

2016 compared to 2015

Depreciation and amortization expense increased by $7.2 million, or 26%, for the year ended December 31, 2016 compared to 2015. The increase was primarily attributable to higher depreciation expense related to an increase in capital spending on internally developed software, facilities and equipment to support the growth of the business and the amortization of intangible assets acquired in recent acquisitions.

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

Provision for Income Taxes

	Year Ended December 31,			% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands, except percentages)
Provision for income taxes	$34,295	$23,852	$20,721	44%	15%
Effective income tax rate	41%	39%	46%

2016 compared to 2015

Income tax expense increased by $10.4 million for the year ended December 31, 2016 compared to 2015. The increase was due to the increase in income before provision for income taxes due to the factors described above as well as an increase in the effective tax rate from prior year primarily due to the increase in the effective state income tax rate primarily as a result of the acquisition of LAbite.

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

Restructuring

During the year ended December 31, 2014, we recognized total restructuring costs associated with the closing of our Sandy, Utah office location of approximately $1.3 million, including lease termination costs and payroll related expense. We recognized restructuring expense in general and administrative expense in the consolidated statements of operations. We did not incur any restructuring expense during the years ended December 31, 2015 and 2016 related to the Sandy, Utah facility closure.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net income adjusted to exclude acquisition and restructuring costs, income taxes, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is an important measure upon which management assesses the Company’s operating performance. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of acquisitions and restructuring, the impact of depreciation and amortization expense on the Company’s fixed assets and the impact of stock-based compensation expense. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, in evaluating business opportunities and determining incentive compensation for certain employees. In addition, management believes Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in the industry as a measure of financial performance and debt-service capabilities.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$49,557	$38,077	$24,263
Income taxes	34,295	23,852	20,721
Depreciation and amortization	35,193	28,034	22,687
EBITDA	119,045	89,963	67,671
Acquisition and restructuring costs(a)	2,042	1,554	1,639
Stock-based compensation	23,559	13,450	9,393
Adjusted EBITDA	$144,646	$104,967	$78,703
(a)	Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $239.5 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate and U.S. government agency debt securities with original maturities of three months or less and short term investments of $84.1 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. We generate a significant amount of cash flows from operations and have access to a secured revolving credit facility as necessary.

As of December 31, 2016, cash and cash equivalents of $239.5 million included $6.8 million held in the accounts of our U.K. subsidiary. We have not provided for U.S. income tax on the accumulated earnings of approximately $9.7 million of our U.K. subsidiary, Seamless Europe, Ltd., as we intend to permanently reinvest those undistributed earnings into future operations in that country. We estimate the potential additional U.S. tax liabilities that would result from the complete repatriation of those accumulated earnings to be approximately $3.4 million.

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

We believe that our existing cash, cash equivalents, short term investments and available credit facility will be sufficient to meet our working capital requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than currently expected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. If we are unable to obtain needed additional funds, we will have to reduce operating costs, which could impair our growth prospects and could otherwise negatively impact our business.

For most orders, diners use a credit card to pay for their meal when the order is placed. For these transactions, we collect the total amount of the diner’s order net of payment processing fees from the payment processor and remit the net proceeds to the restaurant less commission. Outstanding credit card receivables are generally settled with the payment processors within two to four business days. We generally accumulate funds and remit the net proceeds to the restaurants on at least a monthly basis. Restaurants have different contractual arrangements with us regarding payment frequency. They may be paid bi-weekly, weekly, monthly or, in some cases, more frequently when requested by the restaurant. We generally hold accumulated funds prior to remittance to the restaurants in a non-interest bearing operating bank account that is used to fund daily operations, including the liability to the restaurants.  However, the Company is not restricted from earning investment income on these funds under its restaurant contract terms and has made short term investments of proceeds in excess of our restaurant liability as described above.

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

On January 22, 2016, our Board of Directors approved a program that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate us to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the year ended December 31, 2016, we repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

On April 29, 2016, we entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans of up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to us until April 28, 2021. The Credit Agreement will be used for general corporate purposes, including funding working capital and acquisitions. There were no borrowings outstanding under the Credit Agreement as of December 31, 2016. See Part II, Item 8, Note 8, Debt, for additional information.

The Credit Agreement contains customary covenants that, among other things, require us to satisfy certain financial covenants and may restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. We were in compliance with the covenants of the Credit Agreement as of December 31, 2016 and expect to remain in compliance for the foreseeable future. See Part I, Item 1A, Risk Factors, for additional information.

The following table sets forth certain cash flow information for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$97,678	$44,755	$72,904
Net cash used in investing activities	(45,519)	(116,397)	(118,740)
Net cash provided by financing activities	19,344	39,404	161,332

Cash Flows Provided by Operating Activities

For the year ended December 31, 2016, net cash provided by operating activities was $97.7 million compared to $44.8 million for the same period in 2015. The increase in cash flows from operations was driven primarily by significant changes in our operating assets and liabilities, an increase in non-cash expenses and an increase in net income of $11.5 million. Changes in non-cash expenses included an increase of $10.1 million related to stock-based compensation, $7.2 million related to higher depreciation and amortization and changes in deferred taxes of $4.9 million. During the years ended December 31, 2016 and 2015, significant changes in our operating assets and liabilities resulted from the following:

•

an increase in our restaurant food liability of $16.5 million due to the growth in our business and the timing of payments to the restaurants at month-end for the year ended December 31, 2016 compared to a decrease of $29.4 million for the year ended December 31, 2015;

•

an increase in accounts receivable of $17.5 million primarily due to the timing of processor payments to the Company at year-end, growth in our business and a tax refund receivable for the year ended December 31, 2016 compared to an increase of $4.3 million for the year ended December 31, 2015;

•

an increase in prepaid expenses and other assets of $8.8 million for the year ended December 31, 2016, primarily related to an increase in prepaid application hosting, insurance and software licenses to support growth in the business compared to a decrease of $0.2 million for the year ended December 31, 2015; and

•	a decrease in accounts payable of $3.2 million for the year ended December 31, 2016 due to timing of payments compared to an increase of $3.3 million for the year ended December 31, 2015.

For the year ended December 31, 2015, net cash provided by operating activities was $44.8 million, driven primarily by net income of $38.1 million and non-cash expenses, including $28.0 million related to depreciation and amortization and $13.5 million related to stock-based compensation, partially offset by significant changes in our operating assets and liabilities and changes in deferred taxes of $3.8 million. Significant changes in our operating assets and liabilities resulted from a decrease in our restaurant food liability of $29.4 million due to the timing of payments to restaurants at quarter-end and the migration of Seamless consumer diner traffic to a new web and mobile platform which resulted in shorter average restaurant payment cycles, an increase in accounts receivable of $4.3 million due to the timing of processor payments and a decrease in accrued expenses of $2.2 million primarily related to a decrease in accrued payroll related to lower accrued income tax withholding on employee stock options and decreased bonus accruals, partially offset by an increase in accounts payable of $3.3 million primarily related to an increase in advertising bills payable.

For the year ended December 31, 2014, net cash provided by operating activities was $72.9 million, driven primarily by net income of $24.3 million, non-cash expenses, including $22.7 million related to depreciation and amortization, $9.4 million related to stock-based compensation and changes in deferred taxes of $4.6 million. In addition, during the year ended December 31, 2014, significant changes in our operating assets and liabilities resulted from an increase in our restaurant food liability of $13.4 million due to the timing of payments to our restaurants at quarter-end, an increase in our accounts receivable of $7.4 million due to an increase in amounts owed by our payment processors for prepaid orders placed through our platform due to the timing of processor payments along with amounts owed by customers of our corporate ordering program, and an increase in accrued expenses of $7.3 million relating primarily to an increase in accrued payroll, reserves for uncertain tax positions, accrued restructuring expense, accrued advertising costs and other miscellaneous expenses.

Cash Flows Used in Investing Activities

Our primary investing activities during the periods presented included acquisitions of businesses, purchases of and proceeds from maturities of short-term investments, the purchase of property and equipment to support increased headcount and website and internal-use software development.

For the year ended December 31, 2016, net cash used in investing activities was $45.5 million compared to $116.4 million in 2015. The decrease in net cash used in investing activities was primarily the result of an increase in proceeds from maturities of short-term investments of $94.8 million and a decrease in the acquisition of businesses of $8.1 million, partially offset by increases in purchases of property and equipment of $19.9 million, purchases of investments of $6.0 million, and capitalized website and development costs of $5.7 million.

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

Cash Flows Provided by Financing Activities

Our financing activities during the periods presented consisted primarily of net proceeds from the issuance of common stock in the IPO and follow-on offering in September of 2014 (the “follow-on offering”), excess tax benefits related to stock-based compensation, repurchases of our common stock and proceeds from the exercise of stock options.

For the year ended December 31, 2016, net cash provided by financing activities was $19.3 million compared to $39.4 million for the year ended December 31, 2015. The decrease in cash provided by financing activities during the year ended December 31, 2016 as compared to 2015 primarily resulted from repurchases of the Company’s common stock of $14.8 million.

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

Contractual Obligations and Other Commitments

We have offices located in Chicago, Illinois and New York, New York, as well as smaller offices throughout the U.S. as a result of recent acquisitions, with various lease terms through March 2026. The office lease for our headquarters in Chicago, Illinois expires in 2026. The terms of the lease agreements provide for rental payments that increase on an annual basis. We recognize rent expense on a straight-line basis over the lease period. We do not have any debt or material capital lease obligations as of December 31, 2016 and all of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties.

Our future minimum payments under non-cancelable operating leases for equipment and office facilities were as follows as of December 31, 2016:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$5,302	$11,184	$10,097	$15,225	$41,808

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The table above does not reflect our option to exercise early termination rights or the payment of related early termination fees.

There were no borrowings outstanding under the Credit Agreement as of December 31, 2016. We also have accrued management bonuses as of December 31, 2016, included in accrued payroll on the consolidated balance sheets, which are expected to be paid in the first quarter of 2017.

Acquisitions

On May 5, 2016, we acquired LABite for $65.8 million in cash, net of cash acquired of $2.6 million.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

We did not have any long-term borrowings as of December 31, 2016. We will be exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement described above. There were no borrowings outstanding under the Credit Agreement as of December 31, 2016. We do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

We perform our annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of December 31, 2016, we had $436.5 million in goodwill on the consolidated balance sheets.

Based on our annual and interim assessments, management concluded that as of December 31, 2016, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. For further details of our interim and annual assessments, see the discussion above in Part II, Item 7, “Significant Accounting Policies and Critical Estimates” in this Annual Report on Form 10-K concerning goodwill. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Contingencies

For a discussion of certain litigation involving our Company, see Part II, Item 8, Note 7, “Commitments and Contingencies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a description of the various accounting standards adopted during the year ended December 31, 2016. Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk. We discuss risk management in various places throughout this document, including discussions in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K concerning Quantitative and Qualitative Disclosures about Market Risk.

Item 8:	Financial Statements and Supplementary Data

GRUBHUB INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$493,331	$361,825	$253,873
Costs and expenses:
Sales and marketing	110,323	91,150	66,201
Operations and support	171,756	107,424	62,509
Technology (exclusive of amortization)	42,454	32,782	25,185
General and administrative	49,753	40,506	32,307
Depreciation and amortization	35,193	28,034	22,687
Total costs and expenses	409,479	299,896	208,889
Income before provision for income taxes	83,852	61,929	44,984
Provision for income taxes	34,295	23,852	20,721
Net income	49,557	38,077	24,263
Preferred stock tax distributions	—	—	(320)
Net income attributable to common stockholders	$49,557	$38,077	$23,943
Net income per share attributable to common stockholders:
Basic	$0.58	$0.45	$0.33
Diluted	$0.58	$0.44	$0.30
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	85,069	84,076	73,571
Diluted	86,135	85,706	81,698

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$49,557	$38,077	$24,263
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,474)	(342)	(394)
COMPREHENSIVE INCOME	$48,083	$37,735	$23,869

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$239,528	$169,293
Short term investments	84,091	141,448
Accounts receivable, less allowances for doubtful accounts	60,550	42,051
Prepaid expenses	12,168	3,482
Total current assets	396,337	356,274
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	46,555	19,082
OTHER ASSETS:
Other assets	4,530	3,105
Goodwill	436,455	396,220
Acquired intangible assets, net of amortization	313,630	285,567
Total other assets	754,615	684,892
TOTAL ASSETS	$1,197,507	$1,060,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$83,349	$64,326
Accounts payable	7,590	8,189
Accrued payroll	7,338	4,841
Taxes payable	865	426
Other accruals	11,348	11,830
Total current liabilities	110,490	89,612
LONG TERM LIABILITIES:
Deferred taxes, non-current	108,022	87,584
Other accruals	6,876	5,456
Total long term liabilities	114,898	93,040
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of December 31, 2016 and December 31, 2015; issued and outstanding: no shares as of December 31, 2016 and December 31, 2015.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at December 31, 2016 and December 31, 2015; issued and outstanding: 85,692,333 and 84,979,869 shares as of December 31, 2016 and December 31, 2015, respectively	9	8
Accumulated other comprehensive loss	(2,078)	(604)
Additional paid-in capital	805,731	759,292
Retained earnings	168,457	118,900
Total Stockholders’ Equity	$972,119	$877,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,197,507	$1,060,248

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,557	$38,077	$24,263
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	8,921	5,085	5,032
Provision for doubtful accounts	1,102	850	426
Deferred taxes	1,027	(3,835)	4,612
Amortization of intangible assets	26,272	22,949	17,655
Stock-based compensation	23,559	13,450	9,393
Deferred rent	1,286	32	(17)
Other	(406)	529	167
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(17,488)	(4,343)	(7,394)
Prepaid expenses and other assets	(8,765)	242	(1,669)
Restaurant food liability	16,451	(29,409)	13,414
Accounts payable	(3,204)	3,312	(259)
Accrued payroll	1,819	(2,104)	4,243
Other accruals	(2,453)	(80)	3,038
Net cash provided by operating activities	97,678	44,755	72,904
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(226,694)	(220,667)	(113,156)
Proceeds from maturity of investments	284,662	189,872	1,500
Capitalized website and development costs	(12,809)	(7,137)	(3,431)
Purchases of property and equipment	(24,087)	(4,150)	(3,653)
Acquisitions of businesses, net of cash acquired	(65,849)	(73,907)	—
Acquisition of other intangible assets	(250)	—	—
Other cash flows from investing activities	(492)	(408)	—
Net cash used in investing activities	(45,519)	(116,397)	(118,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	—	—	142,541
Repurchases of common stock	(14,774)	—	(116)
Proceeds from exercise of stock options	13,468	11,919	8,322
Excess tax benefits related to stock-based compensation	24,906	27,830	12,975
Taxes paid related to net settlement of stock-based compensation awards	(2,779)	(345)	(2,070)
Payments for debt issuance costs	(1,477)	—	—
Preferred stock tax distributions	—	—	(320)
Net cash provided by financing activities	19,344	39,404	161,332
Net change in cash and cash equivalents	71,503	(32,238)	115,496
Effect of exchange rates on cash	(1,268)	(265)	(242)
Cash and cash equivalents at beginning of year	169,293	201,796	86,542
Cash and cash equivalents at end of the period	$239,528	$169,293	$201,796
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Fair value of common stock issued for acquisitions	$—	$15,980	$—
Cash paid for income taxes	8,722	—	1,326
Capitalized property, equipment and website and development costs in accounts payable at period end	2,583	927	—
Cashless exercise of stock options	—	—	1,054
Settlement of receivable through cashless acquisition of treasury shares in connection with the net settlement of stock-based awards	—	(345)	(3,123)

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock

(in thousands, except share data)

	Common stock		Preferred stock			Accumulated Other Comprehensive	Retained	Total stockholders'	Redeemable common stock
	Shares	Amount	Shares	Amount	APIC	Income (Loss)	earnings	equity	Shares	Amount
Balance December 31, 2013	53,757,437	$5	19,284,113	$2	$500,356	$132	$56,880	$557,375	1,344,236	$18,415
Net income	—	—	—	—	—	—	24,263	24,263	—	—
Currency translation	—	—	—	—	—	(394)	—	(394)	—	—
Termination of put rights of redeemable common stock, in connection with the IPO	1,344,236	—	—	—	34,950	—	—	34,950	(1,344,236)	(34,950)
Conversion of preferred stock upon IPO	19,284,113	2	(19,284,113)	(2)	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	5,250,000	1	—	—	142,540	—	—	142,541	—	—
Change in fair value of redeemable common stock	—	—	—	—	(16,535)	—	—	(16,535)	—	16,535
Stock-based compensation	—	—	—	—	9,530	—	—	9,530	—	—
Tax benefit related to stock-based compensation	—	—	—	—	12,975	—	—	12,975	—	—
Stock option exercises, net of withholdings and other	2,416,651	—	—	—	9,376	—	—	9,376	—	—
Preferred stock tax distributions	—	—	—	—	—	—	(320)	(320)	—	—
Common stock repurchases and retirements	(147,112)	—	—	—	(3,239)	—	—	(3,239)	—	—
Balance December 31, 2014	81,905,325	8	—	—	689,953	(262)	80,823	770,522	—	—
Net income	—	—	—	—	—	—	38,077	38,077	—	—
Currency translation	—	—	—	—	—	(342)	—	(342)	—	—
Stock-based compensation	—	—	—	—	13,955	—	—	13,955	—	—
Tax benefit related to stock-based compensation	—	—	—	—	27,830	—	—	27,830	—	—
Stock option exercises, net of withholdings and other	2,578,398	—	—	—	11,919	—	—	11,919	—	—
Issuance of restricted stock awards	101,616	—	—	—	—	—	—	—	—	—
Issuance of common stock, acquisitions	407,812	—	—	—	15,980	—	—	15,980	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	(13,282)	—	—	—	(345)	—	—	(345)	—	—
Balance at December 31, 2015	84,979,869	8	—	—	759,292	(604)	118,900	877,596	—	—
Net income	—	—	—	—	—	—	49,557	49,557	—	—
Currency translation	—	—	—	—	—	(1,474)	—	(1,474)	—	—
Stock-based compensation	—	—	—	—	25,619	—	—	25,619	—	—
Tax benefit related to stock-based compensation	—	—	—	—	24,906	—	—	24,906	—	—
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,523,952	1	—	—	13,467	—	—	13,468	—	—
Repurchases of common stock	(724,473)				(14,774)			(14,774)
Shares repurchased and retired to satisfy tax withholding upon vesting	(87,015)	—	—	—	(2,779)	—	—	(2,779)	—	—
Balance at December 31, 2016	85,692,333	$9	—	$—	$805,731	$(2,078)	$168,457	$972,119	—	$—

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Notes to Consolidated Financial Statements

1. Organization

Grubhub Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as the “Company”) provide an online and mobile platform for restaurant pick-up and delivery orders. Diners enter their delivery address or use geo-location within the mobile applications and the Company displays the menus and other relevant information for restaurants in its network. Orders may be placed directly online, via mobile applications or over the phone at no cost to the diner. The Company charges the restaurant a per order commission that is largely fee based. In many markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Estimated Useful Life
Computer equipment	2-3 years
Furniture and fixtures	5 years
Developed software	1-3 years
Purchased software and digital assets	3-5 years
Leasehold improvements	Shorter of expected useful life or lease term

Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, the Company records a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset.

Accounts Receivable, Net

Accounts receivable primarily represent the net cash due from the Company’s payment processor for cleared transactions and amounts owed from corporate customers. The carrying amount of the Company’s receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of amounts that will not be collected. These uncollected amounts are generally not recovered from the restaurants. The allowance is recorded through a charge to bad debt expense which is recognized within general and administrative expense in the consolidated statements of operations. The allowance is based on historical loss experience and any specific risks, current or forecasted, identified in collection matters.

Management provides for probable uncollectible amounts through a charge against bad debt expense and a credit to an allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off against the allowance. The Company does not charge interest on trade receivables.

The Company incurs expenses for uncollected credit card receivables (or “chargebacks”), including fraudulent orders, when a diner’s card is authorized but fails to process, and for other unpaid credit card receivables. The majority of the Company’s chargeback expense is recorded directly to general and administrative expense in the consolidated statements of operations as the charges are incurred; however, a portion of the allowance for doubtful accounts includes a reserve for estimated chargebacks on the net cash due from the Company’s payment processors as of the end of the period.

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows:

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$959	$723
Additions to expense	1,102	850
Writeoffs, net of recoveries and other adjustments	(832)	(614)
Balance at end of period	$1,229	$959

Advertising Costs

Advertising costs are generally expensed as incurred in connection with the requisite service period. Certain advertising production costs are capitalized and expensed when the advertisement first takes place. For the years ended December 31, 2016, 2015 and 2014, expenses attributable to advertising totaled approximately $75.5 million, $64.4 million and $45.9 million, respectively. Advertising costs are recorded in sales and marketing expense on the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards, including stock options, restricted stock units and restricted stock awards, at fair value on the date of grant and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.

The Company uses the Black-Scholes option-pricing model to determine the fair value for stock options. In valuing the Company’s options, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date. Expected dividend yield is based on the Company’s historical dividend payments, which have been zero to date. As the Company did not have public trading history for its common shares until April of 2014, the expected volatility for the Company’s common stock is estimated using a combination of the published historical and implied volatilities of industry peers representing the

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

verticals in which the Company operates and the historical volatility of the Company’s own common stock. The Company estimates the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable. The term of the award is estimated using the simplified method. Forfeiture rates are estimated using historical actual forfeiture trends as well as the Company’s judgment of future forfeitures. These rates are evaluated quarterly and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. The Company considers many factors when estimating expected forfeitures, including the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates. The Company will continue to estimate forfeitures as described above in accordance with the policy alternatives available under Accounting Standards Update No. 2016-09, effective in the first quarter of 2017.

The Company has elected to use the with-and-without method in determining the order in which tax attributes are utilized. As a result, the Company has only recognized a tax benefit for stock-based awards in additional paid-in capital if an incremental tax benefit was realized after all other tax attributes available to the Company have been utilized. See Note 9, “Stock-Based Compensation” for further discussion. Beginning in the first quarter of 2017, the Company will recognize tax benefits and deficiencies for stock-based awards in the income statement. See “Recently Issued Accounting Pronouncements” below for further discussion.

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

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment. The Company evaluates intangible assets with finite and indefinite useful lives and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The amount of impairment to be recognized for finite and indefinite-lived intangible assets and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended December 31, 2016, 2015 or 2014.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated useful life of the application. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in depreciation and amortization in the consolidated statements of operations. The Company capitalized $15.6 million, $8.0 million and $3.6 million of website development costs during the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment at September 30 of each year.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company tests for impairment using a two-step process. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any, by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded. The Company determined there was no goodwill impairment during the years ended December 31, 2016, 2015 and 2014.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. For the years ended December 31, 2016, 2015 and 2014, the Company had no customers which accounted for more than 1% of revenue or 10% of accounts receivable.

Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be a signed agreement, a binding contract with the restaurant or other similar documentation reflecting the terms and conditions under which products or services will be provided.

The Company generates revenues primarily when diners place an order on the platform through its mobile applications, its websites, third-party websites that incorporate API or one of the Company’s listed phone numbers. Restaurants pay a commission, typically a percentage of the transaction, on orders that are processed through the platform. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above a base rate. A restaurant can choose to pay a higher rate which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission for the use of those services. As an agent of the merchant in the transaction, the Company recognizes as revenues only the commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

The Company periodically provides incentive offers to restaurants and diners to use the platform. These promotions are generally cash credits to be applied against purchases. These incentive offers are recorded as reductions in revenues, generally on the date the corresponding revenue is recorded. The Company also accepts payment for orders via gift cards offered on its platform. If a gift card that is not subject to unclaimed property laws is not redeemed, the Company recognizes revenue when the gift card expires or when the likelihood of its redemption becomes remote.

Revenues from online and phone delivery orders are recognized when these orders are placed at the restaurants. The amount of revenue recorded by the Company is based on the arrangement with the related restaurant, and is adjusted for any cash credits, including incentive offers provided to restaurants and diners, related to the transaction. The Company also recognizes as revenue any fees charged to the diner for delivery services provided by the Company. Although the Company will process the entire amount of the transaction with the diner, it will record revenue on a net basis because the Company is acting as an agent of the merchant in the transaction. The Company will record an amount representing the restaurant food liability for the net balance due the restaurant. Costs incurred for processing the transactions and providing delivery services are included in operations and support in the consolidated statements of operations.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. Under the amendment, an entity should recognize an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has elected to early adopt ASU 2017-04 beginning in the first quarter of 2017 and will apply the standard prospectively. The adoption of ASU 2017-04 may reduce the cost and complexity of evaluating goodwill for impairment, but is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company has elected to adopt ASU 2017-01 early. ASU 2017-01 will be effective for transactions beginning in the first quarter of 2017 and will be applied prospectively. The adoption of ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows with the intent of reducing diversity in practice related to eight types of cash flows including, among others, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. In addition, in November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-15 and ASU 2016-18 are effective for the Company beginning in first quarter of 2018 and early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 and ASU 2016-18 may impact the Company’s disclosures but is otherwise not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. The Company believes the most significant impact of the adoption of ASU 2016-09 to the Company’s consolidated financial statements will be to recognize certain tax benefits or tax shortfalls upon a restricted-stock award or unit vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statement of operations instead of to consolidated stockholders’ equity. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $24.9 million, $27.8 million and $13.0 million to consolidated stockholders’ equity as tax benefits related to stock-based compensation, respectively. ASU 2016-09 is effective beginning in the first quarter of 2017 with early adoption permitted. The Company plans to adopt ASU 2016-09 during the first quarter of 2017. Upon the adoption of ASU 2016-09, the Company will record state net operating losses, including excess tax benefits, of $4.5 million to retained earnings on the consolidated balance sheets as of January 1, 2017.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The recognition, measurement,

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

and presentation of expenses and cash flows arising from a lease under ASU 2016-02 will not significantly change from current GAAP. ASU 2016-02 is effective beginning in the first quarter of 2019 with early adoption permitted. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements, but anticipates that it will result in a significant increase in its long-term assets and liabilities and minimal impact to its results of operations and cash flows.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, debt issuance costs related to line-of-credit arrangements will continue to be deferred and presented as an asset and subsequently amortized ratably over the term of the arrangement. The amendments in ASU 2015-03 and clarifications of ASU 2015-15 are effective for the Company in the first quarter of 2016. The Company entered into a credit agreement on April 29, 2016 (see Note 8, Debt, for additional details). The adoption of ASU 2015-03 and ASU 2015-15 have not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations and licensing. ASU 2016-10 reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued Account Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which contains

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

additional technical corrections and improvements to the revenue standard but doesn’t change any of the principles in the new revenue guidance. ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 will be effective for the Company in the first quarter of 2018. The Company currently anticipates applying the modified retrospective approach when adopting these ASUs. Based on the Company’s initial assessment, the adoption of these ASUs is expected to have an immaterial impact on the timing of recognition of certain revenues and result in the deferral of certain incremental costs of obtaining a contract. Management does not expect the impact the adoption of these ASUs to have a material impact on the Company’s consolidated financial position, results of operations or cash flows or its business processes, systems and controls.

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

The results of operations of LABite have been included in the Company’s financial statements since May 5, 2016 and have not had a material impact on the Company’s consolidated results of operations as of December 31, 2016.

The excess of the consideration transferred in the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, which represents the opportunity to expand restaurant delivery services and enhance the breadth and depth of the Company’s restaurant networks. Of the $40.2 million of goodwill related to the acquisition, $5.0 million is expected to be deductible for income tax purposes.

The Company incurred certain expenses directly and indirectly related to acquisitions for the year ended December 31, 2016 of $2.0 million, which were recognized in general and administrative expenses within the consolidated statements of operations.

The assets acquired and liabilities assumed of LABite were recorded at their estimated fair values as of the closing date of May 5, 2016. The following table summarizes the final purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the LABite acquisition:

(in thousands)
Cash and cash equivalents	$2,566
Accounts receivable	2,320
Prepaid expenses and other assets	68
Customer and vendor relationships	46,513
Property and equipment	257
Developed technology	1,731
Goodwill	40,235
Trademarks	440
Accounts payable and accrued expenses	(6,303)
Net deferred tax liability	(19,412)
Total purchase price plus cash acquired	68,415
Cash acquired	(2,566)
Net cash paid	$65,849

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

Pro Forma

The following unaudited pro forma information presents a summary of the operating results of the Company for the years ended December 31, 2016 and 2015 as if the acquisitions had occurred as of January 1 of the year prior to acquisition:

	Year Ended December 31,
	2016	2015
	(in thousands, except per share data)
Revenues	$502,290	$393,144
Net income	48,675	38,995
Net income per share attributable to common shareholders:
Basic	$0.57	$0.46
Diluted	$0.57	$0.45

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The pro forma adjustments reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred and pro forma tax adjustments for the years ended December 31, 2016 and 2015 as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Depreciation and amortization	$1,364	$4,115
Transaction costs	(1,978)	(1,055)
Income tax expense (benefit)	257	(1,316)

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$59,175	$2	$(28)	$59,149
Corporate bonds	5,000	1	—	5,001
U. S. government agency bonds	5,500	—	—	5,500
Short term investments
Commercial paper	73,002	—	(214)	72,788
Corporate bonds	11,089	4	(5)	11,088
Total	$153,766	$7	$(247)	$153,526

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$22,744	$—	$(5)	$22,739
Short term investments
Commercial paper	90,949	—	(102)	90,847
Corporate bonds	41,503	9	(39)	41,473
U.S. government agency bonds	8,996	8	—	9,004
Total	$164,192	$17	$(146)	$164,063

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of December 31, 2016.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$130,938	$(242)	$—	$—	$130,938	$(242)
Corporate bonds	6,556	(5)	—	—	6,556	(5)
Total	$137,494	$(247)	$—	$—	$137,494	$(247)

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$113,586	$(107)	$—	$—	$113,586	$(107)
Corporate bonds	31,952	(39)	—	—	31,952	(39)
Total	$145,538	$(146)	$—	$—	$145,538	$(146)

During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 14, “Fair Value Measurement”, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$10,640	$(9,575)	$1,065	$9,819	$(6,288)	$3,531
Customer and vendor relationships, databases	282,751	(60,437)	222,314	236,238	(44,192)	192,046
Trademarks	969	(582)	387	529	(215)	314
Other	250	(62)	188	—	—	—
Total amortizable intangible assets	294,610	(70,656)	223,954	246,586	(50,695)	195,891
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$384,286	$(70,656)	$313,630	$336,262	$(50,695)	$285,567

The gross carrying amount and accumulated amortization of the Company’s developed technology intangible assets were adjusted by $0.9 million as of June 30, 2016 for certain fully amortized assets that were no longer in use. Amortization expense for acquired intangible assets was $20.9 million, $18.2 million and $14.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows.

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2014	$352,788	$—	$352,788
Acquisitions	43,432	—	43,432
Balance as of December 31, 2015	396,220	—	396,220
Acquisitions	40,235	—	40,235
Balance as of December 31, 2016	$436,455	$—	$436,455

During the year ended December 31, 2016, the Company recorded additions to acquired intangible assets of $48.9 million as a result of the acquisition of LABite and the purchase of other assets. During the year ended December 31, 2015, the Company recorded additions to acquired intangible assets of $49.5 million as a result of the acquisitions of DiningIn, Restaurants on the Run and Delivered Dish. The components of the acquired intangibles assets added during the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	Weighted-Average Amortization Period	Amount	Weighted-Average Amortization Period
	(in thousands)	(years)	(in thousands)	(years)
Customer and vendor relationships	$46,513	20.0	$44,259	18.7
Developed technology	1,731	2.7	4,676	1.5
Trademarks	440	2.0	529	1.8
Other	250	3.0	—
Total	$48,934		$49,464

Estimated future amortization expense of acquired intangible assets as of December 31, 2016 was as follows:

(in thousands)
2017	$17,844
2018	17,336
2019	15,389
2020	14,987
2021	14,987
Thereafter	143,411
Total	$223,954

As of December 31, 2016, the estimated remaining weighted-average useful life of the Company’s acquired intangibles was 14.7 years. The Company recognizes amortization expense for acquired intangibles on a straight-line basis.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment

The components of the Company’s property and equipment as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Computer equipment	$17,548	$10,080
Delivery equipment	—	555
Furniture and fixtures	4,842	2,092
Developed software	26,460	11,129
Purchased software and digital assets	1,360	361
Leasehold improvements	19,038	6,050
Property and equipment	69,248	30,267
Accumulated amortization and depreciation	(22,693)	(11,185)
Property and equipment, net	$46,555	$19,082

The gross carrying amount and accumulated depreciation of the Company’s delivery equipment as of December 31, 2016 have been adjusted for certain fully depreciated assets and the reclassification of the remaining net book value to prepaid expenses due to accelerated patterns of use and resulting change in the estimated useful life.

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

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the years ended December 31, 2016, 2015 and 2014 of $8.9 million, $5.7 million and $5.7 million, respectively.

The Company capitalized developed software costs of $15.6 million, $8.0 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2016, 2015 and 2014 was $5.4 million, $4.1 million and $2.9 million, respectively.

 7. Commitments and Contingencies

Office Facility Leases

The Company has various operating lease agreements for its office facilities which expire at various dates through March 2026. The terms of the lease agreements provide for rental payments on a graduated basis. For its primary operating leases, the Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal for a period of five years. The Company recognizes rent expense on a straight-line basis over the lease term.

Rental expense, primarily for leased office space under the operating lease commitments, was $5.6 million, $4.1 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under the Company’s operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 were as follows:

(in thousands)
2017	$5,302
2018	5,652
2019	5,532
2020	5,013
2021	5,084
Thereafter	15,225
Total	$41,808

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees.

Legal

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Grubhub Holdings Inc., in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). In September 2011, Ameranth amended its complaint in the ’1810 action to also allege patent infringement against Seamless North America, LLC. Ameranth alleged that the Grubhub Holdings Inc. and Seamless North America, LLC ordering systems, products and services infringe claims 12 through 15 of U.S. Patent No. 6,384,850 (“’850 patent”) and claims 11 and 15 of U.S. Patent No. 6,871,325 (“’325 patent”). In August and September 2016, the Patent and Trademark Office (“PTO”) issued final written decisions determining the infringement claims by Ameranth of the ’850 and ’325 patents are invalid. Ameranth will not seek review of the PTO decisions on those patents.

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

No trial date has been set for this case. The consolidated district court case was stayed until January 2017, when Ameranth’s motion to lift the stay and proceed on only the ‘077 patent was granted. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of December 31, 2016, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

Restructuring

During the year ended December 31, 2014, the Company recognized total restructuring costs associated with the closing of its Sandy, Utah office of approximately $1.3 million, including lease termination costs of $0.5 million and payroll related expense for the service vesting requirements for identified employees who worked for various periods beyond the communication date. The Company did not incur any restructuring expense related to the Sandy, Utah facility closure during the years ended December 31, 2015 and 2016.

8. Debt

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

credit facility will be available to the Company until April 28, 2021. There were no borrowings outstanding under the Credit Agreement as of December 31, 2016.

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

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants could result in the amounts outstanding, if any, under the Credit Agreement becoming immediately due and payable and termination of the commitments. The Company was in compliance with the covenants as of December 31, 2016.

9. Stock-Based Compensation

In May 2015, the Company’s stockholders approved the Grubhub Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”), pursuant to which the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based and cash-based awards. On May 20, 2015, the Company filed a registration statement on Form S-8 to register up to 14,256,901 shares of common stock reserved for issuance pursuant to awards granted under the 2015 Plan. Effective May 20, 2015, no further grants will be made under the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”). As of December 31, 2016, there were 8,062,345 shares of common stock authorized and available for issuance pursuant to awards granted under the 2015 Plan. The Board of Directors of the Company and committee or subcommittee of the Board of Directors has discretion to establish the terms and conditions for grants, including, but not limited to, the number of shares and vesting and forfeiture provisions.

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock units and restricted stock awards. For all stock options outstanding as of December 31, 2016, the exercise price of the stock options equals the fair value of the stock option on the grant date. The stock options and restricted stock units vest over different lengths of time, but generally over 4 years, and are subject to forfeiture upon termination of employment prior to vesting. The maximum term for stock options issued to employees under the 2015 Plan and the 2013 Plan is 10 years, and they expire 10 years from the date of grant. Compensation expense for stock options, restricted stock units and restricted stock awards is recognized ratably over the vesting period.

The rights granted to the recipient of a restricted stock unit generally accrue over the vesting period. Participants holding restricted stock units are not entitled to any ordinary cash dividends paid by the Company with respect to such shares unless otherwise provided by the terms of the award. The Company does not expect to pay any dividends in the foreseeable future.

The recipient of a restricted stock award shall have all of the rights of a holder of shares of the Company’s common stock, including the right to receive dividends, if any, the right to vote such shares and, upon the full vesting of the restricted stock awards, the right to tender such shares. The payment of any dividends will be deferred until the restricted stock awards have fully vested. The Company’s restricted stock awards generally vest over 2 years and are subject to forfeiture upon termination of employment prior to vesting unless otherwise provided in the terms of the award agreement.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $23.6 million, $13.5 million and $9.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $24.9 million, $27.8 million and $13.0 million, respectively. Excess tax benefits reflect the total of the individual stock option exercise transactions and vesting of restricted stock awards and restricted stock units in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded. The Company capitalized stock-based

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

compensation expense as website and software development costs of $2.1 million, $0.5 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, $52.3 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.7 years. The total unrecognized stock-based compensation expense to be recognized in future periods as of December 31, 2016 does not consider the effect of stock-based awards that may be granted in subsequent periods.

Stock Options

The Company granted 166,272, 2,542,523 and 2,019,413 stock options during the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014 (the “IPO”). The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the award is estimated using a simplified method. The fair value at grant date prior to the IPO was determined considering the performance of the Company at the grant date as well as future growth and profitability expectations by applying market and income approaches. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Weighted-average fair value options granted	$12.59	$14.66	$13.87
Average risk-free interest rate	1.41%	1.65%	1.97%
Expected stock price volatilities	49.7%	48.4%	50.3%
Dividend yield	None	None	None
Expected stock option life (years)	5.84	6.07	6.26

Stock option awards as of December 31, 2016 and 2015, and changes during the year ended December 31, 2016, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2015	5,078,297	$19.66	$41,107	8.21
Granted	166,272	26.58
Forfeited	(894,138)	26.48
Exercised	(1,357,707)	9.92
Outstanding at December 31, 2016	2,992,724	22.43	46,608	7.68
Vested and expected to vest at December 31, 2016	2,598,779	21.78	42,216	7.68
Exercisable at December 31, 2016	1,131,011	$17.22	$23,517	6.64

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2016, 2015 and 2014 was $30.2 million, $87.6 million and $74.0 million, respectively.

The Company recorded compensation expense for stock options of $12.3 million, $9.9 million and $9.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $17.7 million and is expected to be recognized over a weighted-average period of 2.4 years.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units and restricted stock awards as of December 31, 2016 and 2015, and changes during the year ended December 31, 2016 were as follows:

	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	888,483	$27.85	67,744	$42.01
Granted	1,060,813	29.21	—	—
Forfeited	(266,697)	27.55	—	—
Vested	(166,245)	31.48	(67,744)	42.01
Outstanding at December 31, 2016	1,516,354	$28.46	—	$—

The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period. During the year ended December 31, 2016, compensation expense recognized related to restricted stock awards and restricted stock units was $1.7 million and $9.6 million, respectively. During the year ended December 31, 2015, compensation expense recognized related to restricted stock awards and restricted stock units was $1.9 million and $1.7 million, respectively. During the year ended December 31, 2014, compensation expense recognized related to restricted stock units was nominal and there were no non-vested restricted stock awards or related expense. The aggregate fair value as of the vest date of restricted stock awards and restricted stock units that vested during the year ended December 31, 2016 was $1.7 million and $5.8 million, respectively. As of December 31, 2016, $34.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 1,516,354 non-vested restricted stock units with a weighted-average grant date fair value of $28.46 is expected to be recognized over a weighted-average period of 2.9 years. As of December 31, 2016, there were no remaining non-vested restricted stock awards or related unrecognized compensation cost.

10. Income Taxes

The Company files income tax returns in the U.S. federal, the United Kingdom and various state jurisdictions.

For the years ended December 31, 2016, 2015 and 2014, the income tax provision was comprised of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$24,509	$20,947	$8,073
State	8,132	6,260	7,610
Foreign	338	480	426
Total current	32,979	27,687	16,109
Deferred:
Federal	800	(1,534)	1,056
State	516	(2,301)	3,556
Total deferred	1,316	(3,835)	4,612
Total income tax expense	$34,295	$23,852	$20,721

Income before provision for income taxes for the years ended December 31, 2016, 2015 and 2014, was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic source	$82,033	$59,705	$43,069
Foreign source	1,819	2,224	1,915
Income before provision for income taxes	$83,852	$61,929	$44,984

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to the income taxes reported in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax expense at statutory rate	$29,348	$21,675	$15,747
State income taxes	5,621	2,577	8,038
Deferred tax impact of reorganization	—	—	(2,382)
Research and development tax credit	(638)	(345)	—
Foreign rate differential	(273)	(328)	(253)
Deferred tax true-up	—	69	—
All other	237	204	(429)
Total income tax expense	$34,295	$23,852	$20,721

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

The Company recorded a $2.0 million increase in deferred tax expense in 2014 as a result of a change in state tax law.

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$6,714	$5,134
Accrued expenses	2,096	1,934
Stock-based compensation	9,823	8,330
Total deferred tax assets	18,633	15,398
Valuation allowance	(1,610)	(910)
Net deferred tax assets	17,023	14,488
Deferred tax liabilities:
Fixed assets	(5,738)	(2,269)
Intangible assets	(117,172)	(99,803)
Prepaid expenses	(2,135)	—
Total deferred tax liabilities	(125,045)	(102,072)
Net deferred tax liability	$(108,022)	$(87,584)

The Company classified its net deferred tax liabilities as long-term liabilities on the consolidated balance sheets as of December 31, 2016 and 2015.

A partial valuation reserve of $1.6 million and $0.9 million was recorded as of December 31, 2016 and 2015, respectively, against certain state-only credits as those credits have a short carryover period and the Company believes that this portion of the credit carryovers will more likely than not expire before they are utilized.

The Company has not provided U.S. income tax on the accumulated earnings of its U.K. subsidiary, Seamless Europe, Ltd. of approximately $9.7 million as of December 31, 2016, as it intends to permanently reinvest those undistributed earnings into future

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

operations in that country. The Company estimates the potential additional U.S. tax liabilities that would result from the complete repatriation of those accumulated earnings to be approximately $3.4 million as of December 31, 2016.

The Company had the following tax loss and credit carryforwards as of December 31, 2016 and 2015:

	2016	2015	Beginning Year of Expiration
	(in thousands)
U.S. federal loss carryforwards	$483	$3,284	2027
U.S. state and local loss carryforwards	5,265	5,753	2027
Illinois Edge Credits(a)	5,045	3,829	2017

(a)	Amounts are before the federal benefit of state tax

Upon adoption of ASU 2016-09 (see Note 2, “Recently Issued Accounting Pronouncements”), the Company will record state net operating losses (“NOLs”), including excess tax benefits, of $4.5 million in retained earnings on the consolidated balance sheets as of January 1, 2017. For federal purposes, all excess tax benefits are estimated to be utilized in 2016 so no additional NOL will be recorded.

During the year ended December 31, 2016, the Illinois Department of Revenue completed an audit of Grubhub, Inc.’s and its subsidiaries’ corporate income tax returns for the years ended December 31, 2012 and 2013 and proposed no changes. Therefore, the Company does not expect any additional tax liabilities, penalties and/or interest as a result of the audit. The New York City Department of Finance is currently performing a routine examination of Seamless Holdings Corporation for General Corporation Tax for the short tax period from October 17, 2012 through August 8, 2013. The Company does not believe, but cannot predict with certainty whether, there will be any additional tax liabilities, penalties and/or interest as a result of the audit. The Company’s tax returns are subject to the normal statute of limitations, three years from the filing date for federal income tax purposes. The federal and state statute of limitations generally remain open for years in which tax losses are generated until three years from the year those losses are utilized. Under these rules, the 2007 and later year NOLs of Slick City Media, Inc. are still subject to audit by the IRS and state and local jurisdictions. Also, the 2007 and later year NOLs of Grubhub Holdings Inc. and its acquired businesses are still subject to audit by the IRS and state and local jurisdictions. The September 30, 2013 and later period U.K. returns of Seamless Europe Ltd. are subject to exam by the U.K. tax authorities.

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

The following table summarizes the Company’s unrecognized tax benefit activity during the years ended December 31, 2016 and 2015, excluding the related accrual for interest:

	As of December 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$2,932	$3,188
Reductions for tax positions of prior years	—	(296)
Additions for tax positions of prior years	413	40
Balance at end of period	$3,345	$2,932

The Company records interest and penalties, if any, as a component of its income tax expense in the consolidated statements of operations. No interest expense or penalties were recognized during the years ended December 31, 2016 and 2015. At December 31, 2016, the Company did not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of tax examinations or other factors, within the next twelve months. Included in the net deferred tax liabilities on the consolidated balance sheets at December 31, 2016 and 2015 were deferred tax assets that relate to the potential settlement of these unrecognized tax benefits. After consideration of these amounts, $1.0 million of the amount accrued at each of December 31, 2016 and 2015, would impact the effective tax rate if reversed.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders’ Equity

As of December 31, 2016 and 2015, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At December 31, 2016 and 2015, there were 500,000,000 shares of common stock authorized. At December 31, 2016 and 2015, there were 85,692,333 and 84,979,869  shares of common stock issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of December 31, 2016 and 2015.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the year ended December 31, 2016, the Company repurchased and retired 724,473 shares of its common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of December 31, 2016 and 2015. There were no issued or outstanding shares of preferred stock as of December 31, 2016 and 2015.

12. Retirement Plan

Beginning February 1, 2012, the Company has maintained a defined contribution plan for employees. The plan is qualified under section 401(k) of the Internal Revenue Code. The Company may also make discretionary profit sharing contributions as determined by the Company’s Board of Directors. The Company matched 100% of the first 3% of employees’ contributions and 50% of the next 2% of employees’ contributions during the years ended December 31, 2016, 2015 and 2014 and recognized matching contributions expense of $1.7 million, $1.3 million and $1.0 million, respectively.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$49,557	85,069	$0.58
Effect of Dilutive Securities
Stock options	—	792
Restricted stock units and restricted stock awards	—	274
Diluted EPS
Net income attributable to common stockholders	$49,557	86,135	$0.58

	Year Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$38,077	84,076	$0.45
Effect of Dilutive Securities
Stock options	—	1,594
Restricted stock units and restricted stock awards	—	36
Diluted EPS
Net income attributable to common stockholders	$38,077	85,706	$0.44

	Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Net income	$24,263
Preferred stock tax distributions	(320)
Basic EPS
Net income attributable to common stockholders	23,943	73,571	$0.33
Effect of Dilutive Securities
Preferred stock(a)	320	4,980
Stock options	—	3,147
Diluted EPS
Net income attributable to common stockholders	$24,263	81,698	$0.30
(a)	Upon the closing of the IPO, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted into and aggregate of 19,284,113 shares of common stock.

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Anti-dilutive shares underlying stock-based awards:
Stock options	552,108	2,380,813	407,328
Restricted stock units	212,170	464,930	657

GRUBHUB INC.

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

The following table presents the balances of assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$1,723	$—	$—	$1,083	$—
Commercial paper	—	131,937	—	—	113,586	—
Corporate bonds	—	16,089	—	—	41,473	—
U.S. government agency bonds	—	5,500	—	—	9,004	—
Total	$—	$155,249	$—	$—	$165,146	$—

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Grubhub Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable common stock, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grubhub Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grubhub Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 28, 2017

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Grubhub Inc. as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 and (ii) the results of acquired businesses from the relevant acquisition dates in 2015 and 2016. In the opinion of management, the data has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share data)(unaudited)
Revenues	$137,457	$123,461	$120,173	$112,240	$99,959	$85,662	$87,955	$88,249
Costs and expenses:
Sales and marketing	29,636	26,499	25,355	28,833	24,921	21,443	20,679	24,107
Operations and support	51,727	44,346	40,696	34,987	32,483	27,637	24,603	22,701
Technology (exclusive of amortization)	10,689	11,006	10,567	10,192	8,802	8,412	7,902	7,666
General and administrative	12,252	11,754	12,158	13,589	11,457	10,203	9,745	9,101
Depreciation and amortization	9,911	9,089	8,885	7,308	6,657	6,299	8,829	6,249
Total costs and expenses	114,215	102,694	97,661	94,909	84,320	73,994	71,758	69,824
Income before provision for income taxes	23,242	20,767	22,512	17,331	15,639	11,668	16,197	18,425
Provision for income taxes	9,605	7,585	9,707	7,398	4,351	4,801	6,845	7,855
Net income attributable to common stockholders	$13,637	$13,182	$12,805	$9,933	$11,288	$6,867	$9,352	$10,570
Net income per share attributable to common stockholders(a):
Basic	$0.16	$0.15	$0.15	$0.12	$0.13	$0.08	$0.11	$0.13
Diluted	$0.16	$0.15	$0.15	$0.12	$0.13	$0.08	$0.11	$0.12

(a)	Full year amounts may not equal the sum of the quarters due to rounding

•

The growth in revenues was the result of marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals as well as the inclusion of the results of LABite. The increase in operations and support expense during the year ended December 31, 2016 was driven primarily by the continued investment in delivery services, higher customer service and operations personnel costs and higher payment processing costs related to the growth in orders as well as the inclusion of the results of LABite. During the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the Company recognized acquisition-related costs of $0.8 million, $0.7 million, $0.3 million and $0.3 million, respectively, within general and administrative expense in the consolidated statements of operations.

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

Our key business metrics were as follows for the periods presented:

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(unaudited)
Active Diners	8,174,000	7,685,000	7,352,000	6,970,000	6,746,000	6,431,000	5,932,000	5,604,000
Daily Average Grubs	292,500	267,500	271,100	267,800	241,800	211,500	220,100	234,700
Gross Food Sales (in millions)	$817.7	$735.0	$732.6	$712.8	$642.5	$553.6	$567.6	$589.9

•	Active Diners are the number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s platform.
•	Daily Average Grubs are calculated as the number of revenue generating orders placed on the platform divided by the number of days for a given period.
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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2016 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report and Attestation Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(c) and 15(d)-15(c) under the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management excluded from its assessment the operations of LABite acquired during 2016, which is described in Part II, Item 8, Note 3, “Acquisitions” to the consolidated financial statements.

Based on this assessment, our management determined that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

Crowe Horwath LLP, our independent registered public accounting firm, who has audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, and as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

We have audited Grubhub Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the “COSO criteria”). Grubhub Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report and Attestation Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company has excluded the operations of LABite acquired during 2016, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, they have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Grubhub Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Grubhub Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and redeemable common stock and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 28, 2017

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Company’s definitive proxy statement to be filed with the SEC in connection with its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), which is expected to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

The information required by this Item 11 will be contained in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be contained in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2017 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Data

2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Grubhub Inc.	10-Q	001-36389	3.1	August 7, 2014

3.2	Amended and Restated By-laws of Grubhub Inc.	10-Q	001-36389	3.2	August 7, 2014

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194219	4.1	March 20, 2014

10.1	Registration Rights Agreement, dated August 8, 2013 by and among Grubhub Inc. (f/k/a Grubhub Seamless Inc. f/k/a Seamless Grubhub Holdings Inc.) and certain stockholders listed therein.	S-1	333-194219	10.1	March 14, 2014

10.2	Tax Matters Agreement, dated May 19, 2013, by and among Grubhub Holdings, Inc. Seamless Holdings Corporation and Aramark Holdings Corporation.	S-1	333-194219	10.2	March 14, 2014

10.3	Reorganization and Contribution Agreement, dated May 19, 2013, by and among Seamless North America, LLC, Grubhub Inc. (Grubhub Seamless Inc.), Grubhub Holdings Inc. (f/k/a Grubhub, Inc.), Pizza 1 Co., Pizza 2 Co., SLW Investor, LLC and Seamless Holdings Corporation.	S-1	333-194219	10.7	March 14, 2014

10.4	Stockholders’ Agreement of Seamless Grubhub Holdings Inc., dated as of May 19, 2013, as amended on August 8, 2013 by and between Seamless Grubhub Holdings Inc. and certain stockholders listed therein.	S-1/A	333-194219	10.4	February 18, 2014

10.5	First Amendment to Stockholders’ Agreement of Grubhub Holdings Inc., dated as of August 8, 2013 by and between Seamless Grubhub Holdings Inc. and certain stockholders listed therein.	S-1/A	333-194219	10.5	February 18, 2014

10.6	Second Amendment to Stockholders’ Agreement of Grubhub Holdings Inc., dated as of February 7, 2014 by and between Seamless Grubhub Holdings Inc. and certain stockholders listed therein.	S-1/A	333-194219	10.6	February 18, 2014

10.7*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of May 19, 2013.	S-1/A	333-194219	10.8	February 18, 2014

10.8*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of March 9, 2009.	S-1/A	333-194219	10.9	February 18, 2014

10.9*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of May 19, 2013.	S-1/A	333-194219	10.10	February 18, 2014

10.10*	Employment Offer Letter between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated October 17, 2011.	S-1/A	333-194219	10.11	February 18, 2014

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11*	Protective Agreement and Agreement Not To Compete between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of October 7, 2011.	S-1/A	333-194219	10.12	February 18, 2014

10.12*	Grubhub Inc. (f/k/a Grubhub Seamless Inc.) 2013 Omnibus Incentive Plan.	S-1/A	333-194219	10.15	February 18, 2014

10.13*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.16	February 18, 2014

10.14*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.17	February 18, 2014

10.15*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.18	February 18, 2014

10.16*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on January 28, 2013.	S-1/A	333-194219	10.19	February 18, 2014

10.17*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.20	February 18, 2014

10.18*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.21	February 18, 2014

10.19*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.22	February 18, 2014

10.20*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.23	February 18, 2014

10.21*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.24	February 18, 2014

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.22*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.25	February 18, 2014

10.23*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.26	February 18, 2014

10.24*	Employee Restricted Stock Purchase Agreement, dated November 3, 2010, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney.	S-1/A	333-194219	10.38	February 18, 2014

10.25*	Note Cancellation and Stock Repurchase Agreement, dated December 21, 2012, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.), Matthew Maloney and Matt and Holly Maloney Family Limited.	S-1/A	333-194219	10.39	February 18, 2014

10.26*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.41	February 28, 2014

10.27*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.42	February 28, 2014

10.28*	Form of Indemnification Agreement.	S-1/A	333-194219	10.44	April 3, 2014

10.29*	Form of Option Grant Notice and Option Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.46	March 5, 2015

10.30*	Form of RSU Grant Notice and Restricted Stock Unit Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.47	March 5, 2015

10.31	Office Building Lease, dated March 23, 2012, by and between 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.1	October 9, 2015

10.32	First Amendment to Lease, dated December 11, 2013, by and between Burnham Center – 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.2	October 9, 2015

10.33	Second Amendment to Lease, dated October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	8-K	001-36389	10.3	October 9, 2015

10.34*	Employment Offer Letter and Agreement Relating to Employment and Post-Employment Competition between Seamless North America, LLC and Margo Drucker, dated as of May 17, 2012.	10-K	001-36389	10.39	February 26, 2016

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.35*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker, granted in substitution of options originally granted on July 9, 2012.	10-Q	001-36389	10.1	May 9, 2016

10.36*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker relating to options granted on January 28, 2014.	10-Q	001-36389	10.2	May 9, 2016

10.37*	Employment Offer Letter between Grubhub Holdings Inc. and Stanley Chia, dated as of February 22, 2015	10-K	001-36389	10.42	February 26, 2016

10.38*	Employment Offer Letter between Grubhub Holdings Inc. and Barbara Martin Coppola, dated as of February 27, 2015.	10-K	001-36389	10.43	February 26, 2016

10.39*	Grubhub Inc. 2015 Long-Term Incentive Plan.	DEF 14A	001-36389	Appendix A	April 10, 2015

10.40*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-K	001-36389	10.45	February 26, 2016

10.41*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-Q	001-36389	10.46	August 8, 2016

10.42*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (NEO Grant).	10-K	001-36389	10.47	February 26, 2016

10.43*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (NEO Grant).	10-K	001-36389	10.48	February 26, 2016

10.44	Credit Agreement, dated as of April 29, 2016, by and between Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A. and BMO Capital Markets Corp., as co-lead arrangers and book runners, the other lender party thereto, and Citibank N.A., as administrative agent.	8-K	001-36380	10.1	May 3, 2016

10.45

Amendment No. 1 to the Credit Agreement, dated as of May 26, 2016, by and between Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A. and BMO Capital Markets Corp., as co-lead arrangers and book runners, the other lender party thereto, and Citibank, N.A., as administrative agent.

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
Adam DeWitt
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the twenty-eighth day of February 2017.

/s/ Adam DeWitt	/s/ Girish Lakshman
Adam DeWitt	Girish Lakshman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Director

/s/ David Fisher	/s/ Matthew Maloney
David Fisher	Matthew Maloney
Director	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lloyd Frink	/s/ Brian McAndrews
Lloyd Frink	Brian McAndrews
Director	Chairman of the Board of Directors

/s/ David Habiger	/s/ Linda Johnson Rice
David Habiger	Linda Johnson Rice
Director	Director

/s/ Brandt Kucharski	/s/ Keith Richman
Brandt Kuckarski	Keith Richman
Corporate Controller	Director

/s/ Katrina Lake	/s/ Benjamin Spero
Katrina Lake	Benjamin Spero
Director	Director