Form 10-Q
period 2017-03-31
GrubHub Inc.
filed 2017-05-09
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company      ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 5, 2017, 86,203,554 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275,037	$239,528
Short term investments	86,235	84,091
Accounts receivable, less allowances for doubtful accounts	62,400	60,550
Prepaid expenses	9,245	12,168
Total current assets	432,917	396,337
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	51,579	46,555
OTHER ASSETS:
Other assets	4,316	4,530
Goodwill	436,455	436,455
Acquired intangible assets, net of amortization	313,357	313,630
Total other assets	754,128	754,615
TOTAL ASSETS	$1,238,624	$1,197,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$94,660	$83,349
Accounts payable	10,030	7,590
Accrued payroll	5,805	7,338
Taxes payable	3,062	865
Other accruals	18,950	11,348
Total current liabilities	132,507	110,490
LONG TERM LIABILITIES:
Deferred taxes, non-current	100,631	108,022
Other accruals	6,898	6,876
Total long term liabilities	107,529	114,898
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of March 31, 2017 and December 31, 2016; issued and outstanding: no shares as of March 31, 2017 and December 31, 2016.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at March 31, 2017 and December 31, 2016; issued and outstanding: 85,941,215 and 85,692,333 shares as of March 31, 2017 and December 31, 2016, respectively	9	9
Accumulated other comprehensive loss	(1,971)	(2,078)
Additional paid-in capital	811,727	805,731
Retained earnings	188,823	168,457
Total Stockholders’ Equity	$998,588	$972,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,238,624	$1,197,507

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenues	$156,134	$112,240
Costs and expenses:
Sales and marketing	35,438	28,833
Operations and support	59,519	34,987
Technology (exclusive of amortization)	13,192	10,192
General and administrative	12,960	13,589
Depreciation and amortization	10,040	7,308
Total costs and expenses	131,149	94,909
Income before provision for income taxes	24,985	17,331
Provision for income taxes	7,270	7,398
Net income attributable to common stockholders	$17,715	$9,933
Net income per share attributable to common stockholders:
Basic	$0.21	$0.12
Diluted	$0.20	$0.12
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	85,874	84,710
Diluted	87,120	85,699

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net income	$17,715	$9,933
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	107	(222)
COMPREHENSIVE INCOME	$17,822	$9,711

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,715	$9,933
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,412	1,344
Provision for doubtful accounts	95	443
Deferred taxes	(4,741)	(3,321)
Amortization of intangible assets	7,628	5,964
Stock-based compensation	7,243	6,901
Deferred rent	58	135
Other	(110)	(109)
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(1,721)	(9,956)
Prepaid expenses and other assets	2,957	(136)
Restaurant food liability	11,297	10,081
Accounts payable	483	(5,434)
Accrued payroll	(1,534)	(1,034)
Other accruals	9,808	3,855
Net cash provided by operating activities	51,590	18,666
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(57,783)	(56,227)
Proceeds from maturity of investments	55,833	76,615
Capitalized website and development costs	(4,150)	(2,331)
Purchases of property and equipment	(3,056)	(3,259)
Acquisition of other intangible assets	(5,000)	(250)
Other cash flows from investing activities	91	(173)
Net cash provided by (used in) investing activities	(14,065)	14,375
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	—	(9,771)
Proceeds from exercise of stock options	1,584	1,012
Excess tax benefits related to stock-based compensation	—	10,610
Taxes paid related to net settlement of stock-based compensation awards	(3,688)	(682)
Net cash provided by (used in) financing activities	(2,104)	1,169
Net change in cash and cash equivalents	35,421	34,210
Effect of exchange rates on cash	88	(191)
Cash and cash equivalents at beginning of year	239,528	169,293
Cash and cash equivalents at end of the period	$275,037	$203,312
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Cash paid for income taxes	$746	$—
Capitalized property, equipment and website and development costs in accounts payable at period end	1,956	1,423

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 28, 2017 (the “2016 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the three months ended March 31, 2017 related to goodwill, business combinations and stock-based compensation. There have been no other material changes to the Company’s significant accounting policies described in the 2016 Form 10-K.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. Under the amendment, an entity should recognize an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has elected to early adopt ASU 2017-04 beginning in the first quarter of 2017 and will apply the standard prospectively. The Company performs its annual goodwill impairment test as of September 30th, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The adoption of ASU 2017-04 may reduce the cost and complexity of evaluating goodwill for impairment, but it did not have, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company has elected

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

to adopt ASU 2017-01 early; therefore, ASU 2017-01 is effective for transactions beginning in the first quarter of 2017 on a prospective basis. There were no transactions during the quarter ended March 31, 2017 that met the definition of a business combination. The adoption of ASU 2017-01 did not have, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective for and was adopted by the Company beginning in the first quarter of 2017 and the impact of the adoption resulted in the following:

•

During the three months ended March 31, 2017, the Company recognized excess tax benefits from stock-based compensation of $1.9 million within provision for income taxes on the condensed consolidated statements of operations and within net income on the condensed consolidated statements of cash flows. Prior to adoption, the tax effect of stock-based awards would have been recognized in additional paid-in capital on the condensed consolidated balance sheets and separately stated in financing activities in the condensed consolidated statements of cash flows (adopted prospectively).

•	The Company has elected to continue to estimate forfeitures of stock-based awards over the service period.
•	The Company recorded a cumulative-effect adjustment for previously unrecognized excess tax benefits of $2.7 million to opening retained earnings on the condensed consolidated balance sheets.
•

The excess tax benefits from the assumed proceeds available to repurchase shares were excluded in the computation of diluted earnings per share for the three months ended March 31, 2017 (adopted prospectively).

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease under ASU 2016-02 will not significantly change from current GAAP. ASU 2016-02 is effective beginning in the first quarter of 2019 with early adoption permitted. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

the impact of adoption of ASU 2016-02 on its consolidated financial statements and anticipates that it will result in a significant increase in its long-term assets and liabilities but will have no material impact to its results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations and licensing. ASU 2016-10 reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued Account Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which contains additional technical corrections and improvements to the revenue standard but doesn’t change any of the principles in the new revenue guidance. ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 will be effective for the Company in the first quarter of 2018.The Company currently anticipates applying the modified retrospective approach when adopting these ASUs. Based on the Company’s initial assessment, the adoption of these ASUs is expected to have an immaterial impact on the timing of recognition of certain revenues and result in the deferral of certain incremental costs of obtaining a contract. Management does not expect the impact the adoption of these ASUs to have a material impact on the Company’s consolidated financial position, results of operations or cash flows or its business processes, systems and controls.

3. Acquisitions

2016 Acquisition

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

The results of operations of LABite have been included in the Company’s financial statements since May 5, 2016.

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

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 of $0.4 million and $0.8 million, respectively.

Pro Forma

The following unaudited pro forma information presents a summary of the operating results of the Company for the three months ended March 31, 2016 as if the acquisition had occurred as of January 1 of the year prior to acquisition:

Three Months Ended March 31, 2016
(in thousands, except per share data)
Revenues	$119,038
Net income	11,339
Net income per share attributable to common shareholders:
Basic	$0.13
Diluted	$0.13

The pro forma adjustments reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred and pro forma tax adjustments for three months ended March 31, 2016 as follows:

Three Months Ended March 31, 2016
(in thousands)
Depreciation and amortization	$1,023
Transaction costs	(831)
Income tax benefit	(82)

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The unaudited pro forma revenues and net income are not intended to represent or be indicative of the Company’s condensed consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$69,104	$—	$(59)	$69,045
Short term investments
Commercial paper	76,734	—	(196)	76,538
Corporate bonds	9,501	6	(6)	9,501
Total	$155,339	$6	$(261)	$155,084

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$59,175	$2	$(28)	$59,149
Corporate bonds	5,000	1	—	5,001
U.S. government agency bonds	5,500	—	—	5,500
Short term investments
Commercial paper	73,002	—	(214)	72,788
Corporate bonds	11,089	4	(5)	11,088
Total	$153,766	$7	$(247)	$153,526

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of March 31, 2017.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$145,583	$(255)	$—	$—	$145,583	$(255)
Corporate bonds	5,969	(6)	—	—	5,969	(6)
Total	$151,552	$(261)	$—	$—	$151,552	$(261)

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$130,938	$(242)	$—	$—	$130,938	$(242)
Corporate bonds	6,556	(5)	—	—	6,556	(5)
Total	$137,494	$(247)	$—	$—	$137,494	$(247)

During the three months ended March 31, 2017 and 2016, the Company recognized interest income of $0.4 million and $0.2 million, respectively, in general and administrative expenses within the condensed consolidated statements of operations. During the three months ended March 31, 2017 and 2016, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 13, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$7,467	$(6,768)	$699	$10,640	$(9,575)	$1,065
Customer and vendor relationships, databases	282,751	(64,633)	218,118	282,751	(60,437)	222,314
Trademarks	106	(106)	—	969	(582)	387
Other	5,250	(386)	4,864	250	(62)	188
Total amortizable intangible assets	295,574	(71,893)	223,681	294,610	(70,656)	223,954
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$385,250	$(71,893)	$313,357	$384,286	$(70,656)	$313,630

The gross carrying amount and accumulated amortization of the Company’s developed technology and trademark intangible assets were adjusted by $3.2 million and $0.9 million, respectively, as of March 31, 2017 for certain fully amortized assets that were no longer in use.

Amortization expense for acquired intangible assets was $5.3 million and $5.0 million for the three months ended March 31, 2017 and 2016, respectively.

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2017.

In January 2017, the Company entered into an agreement with Zoomer Inc. (“Zoomer”) whereby Zoomer waived non-solicitation provisions allowing the Company to engage the services of certain former Zoomer employees and consultants. The Company made total payments of $5.0 million to Zoomer during the three months ended March 31, 2017 in accordance with the terms of the agreement. The Company recognized these payments in other acquired intangible assets and will amortize the balance over an estimated useful life of 2.75 years.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Estimated future amortization expense of acquired intangible assets as of March 31, 2017 was as follows:

(in thousands)
The remainder of 2017	$14,311
2018	19,081
2019	16,904
2020	14,987
2021	14,987
Thereafter	143,411
Total	$223,681

6. Property and Equipment

The components of the Company’s property and equipment as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Computer equipment	$20,317	$17,548
Furniture and fixtures	5,239	4,842
Developed software	32,120	26,460
Purchased software and digital assets	1,751	1,360
Leasehold improvements	19,388	19,038
Property and equipment	78,815	69,248
Accumulated amortization and depreciation	(27,236)	(22,693)
Property and equipment, net	$51,579	$46,555

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $2.3 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

The Company capitalized developed software costs of $5.7 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended March 31, 2017 and 2016 was $2.4 million and $0.9 million, respectively.

7. Commitments and Contingencies

Legal

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Grubhub Holdings Inc., in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”).

In March 2012, Ameranth initiated eight additional actions for infringement of a related patent, U.S. Patent No. 8,146,077 (“’077 patent”), in the same forum, including separate actions against Grubhub Holdings Inc., Case No. 3:12-cv-739 (“’739 action”), and Seamless North America, LLC, Case No. 3:12-cv-737 (“’737 action”). In August 2012, the Court severed the claims against Grubhub Holdings Inc. and Seamless North America, LLC in the ’1810 action and consolidated them with the ’739 action and the ’737 action, respectively. Later, the Court consolidated these separate cases against Grubhub Holdings Inc. and Seamless North America, LLC, along with the approximately 40 other cases Ameranth filed in the same district, with the original ’1810 action. In their answers, Grubhub Holdings Inc. and Seamless North America, LLC denied infringement and interposed various defenses, including non-infringement, invalidity, unenforceability and inequitable conduct.

No trial date has been set for this case. The consolidated district court case was stayed until January 2017, when Ameranth’s motion to lift the stay and proceed on only the ‘077 patent was granted. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of March 31, 2017, as it does not believe a material

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

8. Debt

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021. There were no borrowings outstanding under the Credit Agreement as of March 31, 2017. There have been no changes in the terms of the Credit Agreement during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company recognized interest expense of $0.2 million in general and administrative expenses within the condensed consolidated statements of operations.

9. Stock-Based Compensation

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $7.2 million and $6.9 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, $100.8 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.3 years. The total unrecognized stock-based compensation expense to be recognized in future periods as of March 31, 2017 does not consider the effect of stock-based awards that may be granted in subsequent periods.

Excess tax benefits reflect the total of the individual stock option exercise transactions and vesting of restricted stock awards and restricted stock units in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded. During the three months ended March 31, 2017, the Company recognized excess tax benefits from stock-based compensation of $1.9 million within provision for income taxes on the condensed consolidated statements of operations and within cash flows from operating activities on the condensed consolidated statements of cash flows. During the three months ended March 31, 2016, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $10.6 million. The change in presentation of excess tax benefits during the three months ended March 31, 2017 is a result of the adoption of ASU 2016-09. See Note 2, Significant Accounting Policies, for additional information related to the impact of the adoption of ASU 2016-09.

The Company capitalized $0.9 million and $0.4 million during the three months ended March 31, 2017 and 2016, respectively, of stock-based compensation expense as website and software development costs.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Stock Options

The Company granted 592,859 and 82,912 stock options during the three months ended March 31, 2017 and 2016, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company transitioned from using a simplified method for calculating the expected term of its options as it has obtained sufficient historical information to derive a reasonable estimate, therefore, beginning in the first quarter of 2017 the expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Weighted-average fair value options granted	$15.10	$10.28
Average risk-free interest rate	1.65%	1.55%
Expected stock price volatilities	48.8%	50.8%
Dividend yield	None	None
Expected stock option life (years) (a)	4.00	6.08
(a)

During the three months ended March 31, 2017, the expected term calculation for option awards was based on the Company’s historical exercise experience and estimated future exercise behavior. During the three months ended March 31, 2016, the expected term of option awards was estimated using a simplified method due to the limited period of time stock-based awards had been exercisable.

_____________________________________________________________________________________________________________

Stock option awards as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2016	2,992,724	$22.43	$46,608	7.68
Granted	592,859	38.20
Forfeited	(57,296)	30.29
Exercised	(99,588)	15.91
Outstanding at March 31, 2017	3,428,699	25.21	32,900	7.88
Vested and expected to vest at March 31, 2017	3,131,565	25.15	30,425	7.88
Exercisable at March 31, 2017	1,421,352	$18.76	$21,497	6.86

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended March 31, 2017 and 2016 was $2.2 million and $2.8 million, respectively.

The Company recorded compensation expense for stock options of $2.9 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $24.1 million and is expected to be recognized over a weighted-average period of 2.8 years.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	1,516,354	$28.46
Granted	1,288,932	36.76
Forfeited	(61,892)	31.87
Vested	(243,278)	25.44
Outstanding at March 31, 2017	2,500,116	$32.95

During the three months ended March 31, 2017 and 2016, compensation expense related to restricted stock units was $4.3 million and $1.5 million, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended March 31, 2017 and 2016 was $9.5 million and $0.1 million, respectively. As of March 31, 2017, $76.7 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 2,500,116 non-vested restricted stock units with weighted-average grant date fair values of $32.95 is expected to be recognized over a weighted-average period of 3.5 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

Compensation expense recognized related to restricted stock awards was $1.7 million during the three months ended March 31, 2016. The aggregate fair value as of the vest date of restricted stock awards that vested during the three months ended March 31, 2016 was $1.7 million. As of March 31, 2017, there were no remaining non-vested restricted stock awards or related unrecognized compensation cost.

10. Income Taxes

As of March 31, 2017, the New York City Department of Finance is performing a routine examination of Seamless Holdings Corporation for General Corporation Tax for the short tax period from October 17, 2012 through August 8, 2013. The Company does not believe, but cannot predict with certainty whether, there will be any additional tax liabilities, penalties and/or interest as a result of the audit.

11. Stockholders’ Equity

As of March 31, 2017 and December 31, 2016, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At March 31, 2017 and December 31, 2016, there were 500,000,000 shares of common stock authorized. At March 31, 2017 and December 31, 2016, there were 85,941,215 and 85,692,333 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of March 31, 2017 or December 31, 2016.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of March 31, 2017 or December 31, 2016.

The Company’s equity as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

(in thousands)
Balance at December 31, 2016	$972,119
Net income	17,715
Cumulative effect of change in accounting principle(a)	2,650
Currency translation	107
Stock-based compensation	8,101
Shares repurchased and retired to satisfy tax withholding upon vesting	(3,688)
Stock option exercises, net of withholdings and other	1,584
Balance at March 31, 2017	$998,588
(a)	See Note 2, Significant Accounting Policies, for additional details related to the impact of the adoption of ASU 2016-09 during the three months ended March 31, 2017.

_________________________________________________________________________

12. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock units and restricted stock awards, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units and restricted stock awards using the treasury stock method. The calculation of weighted-average dilutive shares outstanding for the three months ended March 31, 2017 was impacted by the adoption of ASU 2016-09. See Note 2, Significant Accounting Policies, for additional details.

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$17,715	85,874	$0.21	$9,933	84,710	$0.12
Effect of Dilutive Securities
Stock options	—	835		—	900
Restricted stock units and restricted stock awards	—	411		—	89
Diluted EPS
Net income attributable to common stockholders	$17,715	87,120	$0.20	$9,933	85,699	$0.12

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Anti-dilutive shares underlying stock-based awards:
Stock options	1,432,715	2,272,040
Restricted stock units	1,150,714	1,280,982

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

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$514	$—	$—	$1,723	$—
Commercial paper	—	145,583	—	—	131,937	—
Corporate bonds	—	9,501	—	—	16,089	—
U.S. government agency bonds	—	—	—	—	5,500	—
Total	$—	$155,598	$—	$—	$155,249	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2017. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below.

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 50,000 local restaurants with hungry diners in more than 1,100 cities across the United States and is focused on transforming the takeout experience. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of March 31, 2017, the Company was providing delivery services in approximately 70 markets across the country. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows. The Company charges restaurants a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services.

Acquisition

On May 5, 2016, the Company acquired all of the issued and outstanding capital stock of KMLEE Investments Inc. and LABite.com, Inc. (collectively, “LABite”), a restaurant delivery service. For a description of the Company’s acquisition of LABite, see Note 3, Acquisitions.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended March 31,
	2017	2016	% Change
Active Diners	8,751,000	6,970,000	26%
Daily Average Grubs	324,600	267,800	21%
Gross Food Sales (in millions)	$898.1	$712.8	26%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three months ended March 31, 2017 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, technology and product improvements, as well as, to a lesser extent, an increase from the inclusion of results from the acquisition of LABite.

Results of Operations

Three Months Ended March 31, 2017 and 2016

The following table sets forth the Company’s results of operations for the three months ended March 31, 2017 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2017		2016
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$156,134	100%	$112,240	100%	$43,894	39%
Costs and expenses:
Sales and marketing	35,438	23%	28,833	26%	6,605	23%
Operations and support	59,519	38%	34,987	31%	24,532	70%
Technology (exclusive of amortization)	13,192	8%	10,192	9%	3,000	29%
General and administrative	12,960	8%	13,589	12%	(629)	(5%)
Depreciation and amortization	10,040	6%	7,308	7%	2,732	37%
Total costs and expenses(a)	131,149	84%	94,909	85%	36,240	38%
Income before provision for income taxes	24,985	16%	17,331	15%	7,654	44%
Provision for income taxes	7,270	5%	7,398	7%	(128)	(2%)
Net income attributable to common stockholders	$17,715	11%	$9,933	9%	$7,782	78%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$42,677	27%	$32,371	29%	$10,306	32%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $43.9 million, or 39%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily related to growth in Active Diners, which increased from 7.0 million to 8.8 million at the end of each period, driving an increase in Daily Average Grubs to 324,600 during the three months ended March 31, 2017 from 267,800 Daily Average Grubs during the same period in 2016. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders. In addition, revenue increased during the three months ended March 31, 2017 compared to the same period in 2016 due to a higher average order size, an increase in the Company’s average commission rates which was primarily driven by higher commission rates on delivery orders and an increase in non-delivery commission rates, as well as the inclusion of results from the Company’s acquisition of LABite (see Note 3, Acquisitions).

Sales and Marketing

Sales and marketing expense increased by $6.6 million, or 23%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $4.3 million in the Company’s advertising campaigns across various media channels, as well as a 25% growth in our sales and marketing teams and related salaries, benefits, payroll taxes, stock-based compensation expense, commissions and bonuses. Sales and marketing expense decreased to 23% of revenues during the three months ended March 31, 2017 from 26% in 2016.

Operations and Support

Operations and support expense increased by $24.5 million, or 70%, for the three months ended March 31, 2017 compared to the same period in 2016. This increase was primarily attributable to expenses to support the 26% growth in Gross Food Sales and the related orders including expenses related to delivering orders, the inclusion of results from the acquisition of LABite, customer service and operations personnel costs to support higher order volume and payment processing costs. Delivery expenses increased 185% during the three months ended March 31, 2017 compared to the prior year due to organic growth of the Company’s delivery network and the acquisition of LABite.

Technology (exclusive of amortization)

Technology expense increased by $3.0 million, or 29%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily attributable to 31% growth in the Company’s technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses to support the growth and development of our platform.

General and Administrative

General and administrative expense decreased by $0.6 million, or 5%, for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily attributable to lower stock-based compensation expense due to the impact of the accelerated vesting of restricted stock awards to certain terminated employees during the three months ended March 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.7 million, or 37%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily attributable to higher depreciation and amortization expense related to an increase in capital spending on internally developed software, leasehold improvements, restaurant facing technology, furniture and office equipment to support the growth of the business and the amortization of intangible assets acquired in recent acquisitions.

Provision for Income Taxes

Income tax expense decreased by $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily due to the decrease in the effective income tax rate from 43% to 29% during the respective periods, largely offset by the increase in income before provision for income taxes due to the factors described above. The current period effective tax rate was affected by the Company’s adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”(“ASU 2016-09”), during the first quarter of 2017, and, to a lesser extent, the reversal of a valuation allowance on certain state-only credits during the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company recognized a discrete excess tax benefit from stock-based compensation of $1.9 million within provision for income taxes in the condensed consolidated statements of operations. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU 2016-09. See Note 2, Significant Accounting Policies, for additional details. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

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

The Company included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is an important measure upon which management assesses the Company’s operating performance. The Company uses Adjusted EBITDA as a key performance measure because management believes it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of acquisitions and restructuring, the impact of depreciation and amortization expense on the Company’s fixed assets and the impact of stock-based compensation expense. Because Adjusted EBITDA facilitates internal comparisons of the Company’s historical operating performance on a more consistent basis, the Company also uses Adjusted EBITDA for business planning purposes and in evaluating business opportunities and determining incentive compensation for certain employees. In addition, management believes Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in the industry as a measure of financial performance and debt-service capabilities.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$17,715	$9,933
Income taxes	7,270	7,398
Depreciation and amortization	10,040	7,308
EBITDA	35,025	24,639
Acquisition and restructuring costs(a)	409	831
Stock-based compensation	7,243	6,901
Adjusted EBITDA	$42,677	$32,371
(a)	Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, the Company had cash and cash equivalents of $275.0 million consisting of cash, money market funds, and commercial paper with original maturities of three months or less and short term investments of $86.2 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has access to a secured revolving credit facility as necessary.

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

For most orders, diners use a credit card to pay for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission. Outstanding credit card receivables are generally settled with the payment processors within two to four business days. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. Restaurants have different contractual arrangements regarding payment frequency. They may be paid bi-weekly, weekly, monthly or, in some cases, more frequently when requested by the restaurant. The Company generally holds accumulated funds prior to remittance to the restaurants in a non-interest bearing operating bank account that is used to fund daily operations, including the liability to the restaurants.  However, the Company is not restricted from earning investment income on these funds under its restaurant contract terms and has made short-term investments of proceeds in excess of the restaurant liability as described above.

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the three months ended March 31, 2017, the Company did not repurchase any of its common stock. During the three months ended March 31, 2016, the Company repurchased and retired 506,673 shares of our common stock at a weighted-average share price of $19.26, or an aggregate of $9.8 million.

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021. The Credit Agreement will be used for general corporate purposes, including funding working capital and acquisitions. There were no borrowings outstanding under the Credit Agreement as of March 31, 2017.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. The Company was in compliance with the covenants of the Credit Agreement as of March 31, 2017 and expects to remain in compliance for the foreseeable future.

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$51,590	$18,666
Net cash provided by (used in) investing activities	(14,065)	14,375
Net cash provided by (used in) financing activities	(2,104)	1,169

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2017, net cash provided by operating activities was $51.6 million compared to $18.7 million for the same period in 2016. The increase in cash flows from operations was driven primarily by changes in the Company’s operating assets and liabilities and an increase of $7.8 million of net income. During the three months ended March 31, 2017 and 2016, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in accounts receivable of $1.7 million primarily due to the timing of processor payments to the Company at quarter-end for the three months ended March 31, 2017 compared to an increase of $10.0 million for the three months ended March 31, 2016;

•	an increase in accounts payable of $0.5 million for the three months ended March 31, 2017 due to timing of payments compared to a decrease of $5.4 million for the three months ended March 31, 2016;
•

an increase in accrued expenses of $8.3 million during the three months ended March 31, 2017, primarily related to an increase in advertising bills and taxes payable, compared to an increase of $2.8 million during the three months ended March 31, 2016;

•

a decrease in prepaid expenses of $3.0 million for the three months ended March 31, 2017 primarily related to a decrease in prepaid application hosting and insurance compared to an increase of $0.1 million for the three months ended March 31, 2016; and

•

an increase in the restaurant food liability of $11.3 million for the three months ended March 31, 2017 due to growth in our business and the timing of payments compared to an increase of $10.1 million for the three months ended March 31, 2016.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, acquisitions of intangible assets, website and internal-use software development, and the purchase of property and equipment to support the growth of the business.

For the three months ended March 31, 2017, net cash used in investing activities was $14.1 million compared to net cash provided by investing activities of $14.4 million for the same period in the prior year. The increase in net cash used in investing activities during the three months ended March 31, 2017 was primarily the result of a decrease in proceeds from maturities of short-term investments of $20.8 million, an increase in the acquisition of other intangible assets of $4.8 million related to the payments made to Zoomer (see Note 5, Goodwill and Acquired Intangible Assets, for additional details), an increase in website and internal-use software development costs of $1.8 million, and an increase in purchases of short-term investments of $1.6 million.

Cash Flows Used in Financing Activities

The Company’s financing activities during the periods presented consisted primarily of excess tax benefits related to stock-based compensation, repurchases of common stock, taxes paid related to net settlement of stock-based compensation awards and proceeds from the exercise of stock options.

For the three months ended March 31, 2017, net cash used in financing activities was $2.1 million compared to net cash provided by financing activities of $1.2 million for the three months ended March 31, 2016. The increase in net cash used in financing activities during the three months ended March 31, 2017 as compared to the same period in the prior year primarily resulted from the change in how excess tax benefits related to stock-based compensation are presented on the statement of cash flows due to the adoption of ASU 2016-09 in the first quarter of 2017. During the three months ended March 31, 2016, excess tax benefits of $10.6 million were presented within financing activities on the statement of cash flows, whereas excess tax benefits of $1.9 million were recognized within net income during the three months ended March 31, 2017 (see Note 2, Significant Accounting Policies, for additional details). The increase in net cash used in financing activities was also due to an increase in taxes paid related to net share settlement of stock-based compensation awards of $3.0 million, partially offset by a decrease in repurchases of the Company’s common stock of $9.8 million.

Acquisitions

On May 5, 2016, the Company acquired LABite for $65.8 million in cash, net of cash acquired of $2.6 million.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations, inflation rate risk and other market related risks as follows:

Interest Rate Risk

The Company did not have any long-term borrowings as of March 31, 2017. The Company will be exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement described above. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of March 31, 2017, the Company had $436.5 million in goodwill.

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended March 31, 2017 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2016 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of our stock as of March 31, 2017 has decreased since September 30, 2016. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of March 31, 2017, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

There were no material changes to the Company’s commitments under contractual obligations as compared to the contractual obligations disclosed in the 2016 Form 10-K.

Contingencies

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the three months ended March 31, 2017.

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

Other than the changes disclosed in Note 2, Significant Accounting Policies, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q, there have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in in the 2016 Form 10-K.

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

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A, Risk Factors, of the 2016 Form 10-K and Part II, Item 1A, Risk Factors, in subsequent quarterly reports, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2017 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 7, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in the 2016 Form 10-K. However, you should carefully consider the factors discussed in the 2016 Form 10-K and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2017.

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

During the three months ended March 31, 2017, the Company did not repurchase any of its common stock.

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

Date: May 9, 2017