Form 10-Q
period 2017-06-30
GrubHub Inc.
filed 2017-08-08
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, 86,392,854 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$293,269	$239,528
Short term investments	80,291	84,091
Accounts receivable, less allowances for doubtful accounts	59,734	60,550
Prepaid expenses	8,819	12,168
Total current assets	442,113	396,337
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	56,673	46,555
OTHER ASSETS:
Other assets	4,060	4,530
Goodwill	436,455	436,455
Acquired intangible assets, net of amortization	308,257	313,630
Total other assets	748,772	754,615
TOTAL ASSETS	$1,247,558	$1,197,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$81,718	$83,349
Accounts payable	8,107	7,590
Accrued payroll	7,738	7,338
Taxes payable	499	865
Other accruals	16,086	11,348
Total current liabilities	114,148	110,490
LONG TERM LIABILITIES:
Deferred taxes, non-current	98,592	108,022
Other accruals	6,841	6,876
Total long term liabilities	105,433	114,898
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of June 30, 2017 and December 31, 2016; issued and outstanding: no shares as of June 30, 2017 and December 31, 2016.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at June 30, 2017 and December 31, 2016; issued and outstanding: 86,304,912 and 85,692,333 shares as of June 30, 2017 and December 31, 2016, respectively	9	9
Accumulated other comprehensive loss	(1,628)	(2,078)
Additional paid-in capital	826,019	805,731
Retained earnings	203,577	168,457
Total Stockholders’ Equity	$1,027,977	$972,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,247,558	$1,197,507

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$158,794	$120,173	$314,928	$232,413
Costs and expenses:
Operations and support	62,924	40,696	122,443	75,683
Sales and marketing	34,770	25,355	70,208	54,188
Technology (exclusive of amortization)	14,076	10,567	27,268	20,759
General and administrative	14,515	12,158	27,475	25,747
Depreciation and amortization	10,414	8,885	20,454	16,193
Total costs and expenses	136,699	97,661	267,848	192,570
Income before provision for income taxes	22,095	22,512	47,080	39,843
Provision for income taxes	7,341	9,707	14,611	17,105
Net income attributable to common stockholders	$14,754	$12,805	$32,469	$22,738
Net income per share attributable to common stockholders:
Basic	$0.17	$0.15	$0.38	$0.27
Diluted	$0.17	$0.15	$0.37	$0.27
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	86,162	84,741	86,018	84,725
Diluted	87,700	85,749	87,410	85,724

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$14,754	$12,805	$32,469	$22,738
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	343	(570)	450	(792)
COMPREHENSIVE INCOME	$15,097	$12,235	$32,919	$21,946

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,469	$22,738
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,092	3,327
Provision for doubtful accounts	148	420
Deferred taxes	(6,780)	(4,174)
Amortization of intangible assets	15,362	12,866
Stock-based compensation	15,438	12,406
Investment premium amortization	(395)	(202)
Other	124	518
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	784	(11,722)
Prepaid expenses and other assets	3,421	(3,315)
Restaurant food liability	(1,690)	4,278
Accounts payable	(978)	(858)
Accrued payroll	396	595
Other accruals	4,365	316
Net cash provided by operating activities	67,756	37,193
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(110,108)	(123,723)
Proceeds from maturity of investments	114,303	128,490
Capitalized website and development costs	(9,576)	(5,380)
Purchases of property and equipment	(7,291)	(8,362)
Acquisitions of businesses, net of cash acquired	—	(67,528)
Acquisition of other intangible assets	(5,000)	(250)
Other cash flows from investing activities	492	(576)
Net cash used in investing activities	(17,180)	(77,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	—	(14,774)
Proceeds from exercise of stock options	8,308	2,878
Excess tax benefits related to stock-based compensation	—	18,767
Taxes paid related to net settlement of stock-based compensation awards	(5,523)	(938)
Payments for debt issuance costs	—	(1,477)
Net cash provided by financing activities	2,785	4,456
Net change in cash and cash equivalents	53,361	(35,680)
Effect of exchange rates on cash	380	(689)
Cash and cash equivalents at beginning of year	239,528	169,293
Cash and cash equivalents at end of the period	$293,269	$132,924
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Cash paid for income taxes	$13,805	$3,250
Capitalized property, equipment and website and development costs in accounts payable at period end	1,493	3,926
Net working capital adjustment receivable	—	1,609

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 28, 2017 (the “2016 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the six months ended June 30, 2017 related to goodwill, business combinations and stock-based compensation. There have been no other material changes to the Company’s significant accounting policies described in the 2016 Form 10-K.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 will be effective for the Company beginning in the first quarter of 2018 on a prospective basis and early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. Under the amendment, an entity should recognize an impairment charge for the amount by which the reporting unit’s carrying

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company elected to early adopt ASU 2017-04 beginning in the first quarter of 2017 and will apply the standard prospectively. The Company performs its annual goodwill impairment test as of September 30th, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. The adoption of ASU 2017-04 may reduce the cost and complexity of evaluating goodwill for impairment, but it did not have, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company elected to adopt ASU 2017-01 early; therefore, ASU 2017-01 is effective for transactions beginning in the first quarter of 2017 on a prospective basis. There were no transactions during the six months ended June 30, 2017 that met the definition of a business combination. The adoption of ASU 2017-01 did not have, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective for and was adopted by the Company beginning in the first quarter of 2017 and the impact of the adoption resulted in the following:

•

During the three and six months ended June 30, 2017, the Company recognized excess tax benefits from stock-based compensation of $1.6 million and $3.5 million, respectively, within provision for income taxes on the condensed consolidated statements of operations and within net income on the condensed consolidated statements of cash flows. Prior to adoption, the tax effect of stock-based awards would have been recognized in additional paid-in capital on the condensed consolidated balance sheets and separately stated in financing activities in the condensed consolidated statements of cash flows (adopted prospectively).

•	The Company has elected to continue to estimate forfeitures of stock-based awards over the service period.
•

The Company recorded a cumulative-effect adjustment for previously unrecognized excess tax benefits of $2.7 million to opening retained earnings on the condensed consolidated balance sheets as of January 1, 2017.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

•

The excess tax benefits from the assumed proceeds available to repurchase shares were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2017 (adopted prospectively).

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease under ASU 2016-02 will not significantly change from current GAAP. ASU 2016-02 is effective beginning in the first quarter of 2019 with early adoption permitted. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements and anticipates that it will result in a significant increase in its long-term assets and liabilities but will have no material impact to its results of operations and cash flows.

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

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 of $1.5 million and $0.7 million, respectively, and for the six months ended June 30, 2017 and 2016 of $1.9 million and $1.5 million, respectively.

Pro Forma

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and six months ended June 30, 2016 as if the acquisition had occurred as of January 1 of the year prior to acquisition:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands, except per share data)
Revenues	$122,335	$241,373
Net income	10,224	21,563
Net income per share attributable to common shareholders:
Basic	$0.12	$0.25
Diluted	$0.12	$0.25

The pro forma adjustments reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred and pro forma tax adjustments for three and six months ended June 30, 2016 as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Depreciation and amortization	$341	$1,364
Transaction costs	(643)	(1,474)
Income tax expense	129	47

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$72,279	$—	$(34)	$72,245
Corporate bonds	3,500	—	—	3,500
Short term investments
Commercial paper	64,384	—	(168)	64,216
Corporate bonds	15,907	1	(1)	15,907
Total	$156,070	$1	$(203)	$155,868

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$59,175	$2	$(28)	$59,149
Corporate bonds	5,000	1	—	5,001
U.S. government agency bonds	5,500	—	—	5,500
Short term investments
Commercial paper	73,002	—	(214)	72,788
Corporate bonds	11,089	4	(5)	11,088
Total	$153,766	$7	$(247)	$153,526

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of June 30, 2017.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$136,461	$(202)	$—	$—	$136,461	$(202)
Corporate bonds	11,499	(1)	—	—	11,499	(1)
Total	$147,960	$(203)	$—	$—	$147,960	$(203)

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$130,938	$(242)	$—	$—	$130,938	$(242)
Corporate bonds	6,556	(5)	—	—	6,556	(5)
Total	$137,494	$(247)	$—	$—	$137,494	$(247)

The Company recognized interest income in general and administrative expenses within the condensed consolidated statements of operations during the three months ended June 30, 2017 and 2016 of $0.6 million and $0.3 million, respectively, and for the six months ended June 30, 2017 and 2016 of $1.0 million and $0.5 million, respectively. During the three and six months ended June 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 13, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology	$5,964	$(5,365)	$599	$10,640	$(9,575)	$1,065
Customer and vendor relationships, databases	282,751	(68,827)	213,924	282,751	(60,437)	222,314
Trademarks	—	—	—	969	(582)	387
Other	4,822	(764)	4,058	250	(62)	188
Total amortizable intangible assets	293,537	(74,956)	218,581	294,610	(70,656)	223,954
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$383,213	$(74,956)	$308,257	$384,286	$(70,656)	$313,630

The gross carrying amount and accumulated amortization of the Company’s developed technology and trademark intangible assets as of June 30, 2017 were adjusted by $4.7 million and $1.0 million, respectively, for certain fully amortized assets that were no longer in use.

Amortization expense for acquired intangible assets was $5.1 million and $5.7 million for the three months ended June 30, 2017 and 2016, respectively, and $10.4 million and $10.7 million for the six months ended June 30, 2017 and 2016, respectively.

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2017.

In January 2017, the Company entered into an agreement with Zoomer Inc. (“Zoomer”) whereby Zoomer waived non-solicitation provisions allowing the Company to engage the services of certain former Zoomer employees and consultants. The Company made total payments of $5.0 million to Zoomer during the six months ended June 30, 2017 in accordance with the terms of the agreement. The Company recognized these payments in other acquired intangible assets and will amortize the balance over an estimated useful life of 2.75 years.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Estimated future amortization expense of acquired intangible assets as of June 30, 2017 was as follows:

(in thousands)
The remainder of 2017	$9,465
2018	18,929
2019	16,802
2020	14,987
2021	14,987
Thereafter	143,411
Total	$218,581

6. Property and Equipment

The components of the Company’s property and equipment as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Computer equipment	$22,528	$17,548
Furniture and fixtures	5,603	4,842
Developed software	38,589	26,460
Purchased software and digital assets	2,151	1,360
Leasehold improvements	20,005	19,038
Property and equipment	88,876	69,248
Accumulated amortization and depreciation	(32,203)	(22,693)
Property and equipment, net	$56,673	$46,555

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $2.8 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively and $5.1 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively.

The Company capitalized developed software costs of $6.4 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively, and $12.1 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended June 30, 2017 and 2016 was $2.6 million and $1.3 million, respectively, and $5.0 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.

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

No trial date has been set for this case. The consolidated district court case was stayed until January 2017, when Ameranth’s motion to lift the stay and proceed on only the ‘077 patent was granted. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of June 30, 2017, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matter described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities, including labor and employment claims, some of which relate to the alleged misclassification of independent contractors. In September 2015, a claim was brought in the United States District Court for the Northern District of California under the Private Attorneys General Act by an individual plaintiff on behalf of himself and seeking to represent other drivers and the State of California. The claim seeks monetary penalties and injunctive relief for alleged violations of the California Labor Code based on the alleged misclassification of drivers as independent contractors. The case is currently set for trial in September. The Company does not believe any of these claims will have a material impact on its consolidated financial statements. However, there is no assurance that any claim will not be combined into a collective or class action.

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

8. Debt

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021. There were no borrowings outstanding under the Credit Agreement as of June 30, 2017. There have been no changes in the terms of the Credit Agreement during the six months ended June 30, 2017.

During the three and six months ended June 30, 2017, the Company recognized interest expense of $0.2 million and $0.4 million, respectively, in general and administrative expenses within the condensed consolidated statements of operations.

9. Stock-Based Compensation

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $8.2 million and $5.5 million during the three months ended June 30, 2017 and 2016, respectively, and $15.4 million and $12.4 million during the six months ended June 30, 2017 and 2016. As of June 30, 2017, $97.8 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.1 years.

Excess tax benefits reflect the total of the individual stock option exercise transactions and vesting of restricted stock awards and restricted stock units in which the reduction to the Company’s income tax liability is greater than the deferred tax assets that were previously recorded. During the six months ended June 30, 2017, the Company recognized excess tax benefits from stock-based compensation of $3.5 million within provision for income taxes on the condensed consolidated statements of operations and within cash flows from operating activities on the condensed consolidated statements of cash flows. During the six months ended June 30, 2016, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $18.8 million. The change in presentation of excess tax benefits during the six months ended June 30, 2017 is a result of the adoption of ASU 2016-09. See Note 2, Significant Accounting Policies, for additional information related to the impact of the adoption of ASU 2016-09.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company capitalized $1.2 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $0.8 million during the six months ended June 30, 2017 and 2016, respectively, of stock-based compensation expense as website and software development costs.

Stock Options

The Company granted 618,899 and 131,816 stock options during the six months ended June 30, 2017 and 2016, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company transitioned from using a simplified method for calculating the expected term of its options as it has obtained sufficient historical information to derive a reasonable estimate, therefore, beginning in the first quarter of 2017 the expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Weighted-average fair value options granted	$15.19	$10.74
Average risk-free interest rate	1.65%	1.41%
Expected stock price volatilities	48.7%	50.3%
Dividend yield	None	None
Expected stock option life (years) (a)	4.00	5.78
(a)

During the six months ended June 30, 2017, the expected term calculation for option awards was based on the Company’s historical exercise experience and estimated future exercise behavior. During the six months ended June 30, 2016, the expected term of option awards was estimated using a simplified method due to the limited period of time stock-based awards had been exercisable.

_____________________________________________________________________________________________________________

Stock option awards as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2016	2,992,724	$22.43	$46,608	7.68
Granted	618,899	38.49
Forfeited	(96,699)	31.43
Exercised	(389,415)	21.34
Outstanding at June 30, 2017	3,125,509	25.46	56,724	7.71
Vested and expected to vest at June 30, 2017	2,913,011	25.46	52,525	7.71
Exercisable at June 30, 2017	1,292,745	$18.41	$32,470	6.66

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended June 30, 2017 and 2016 was $5.9 million and $10.3 million, respectively. The aggregate intrinsic value of awards exercised during the six months ended June 30, 2017 and 2016 was $8.1 million and $13.1 million, respectively.

The Company recorded compensation expense for stock options of $3.0 million and $3.3 million for the three months ended June 30, 2017 and 2016, respectively, and $5.9 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $21.9 million and is expected to be recognized over a weighted-average period of 2.6 years.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	1,516,354	$28.46
Granted	1,495,515	37.38
Forfeited	(171,542)	32.42
Vested	(364,284)	25.74
Outstanding at June 30, 2017	2,476,043	$33.97

Compensation expense related to restricted stock units was $5.2 million and $2.2 million during the three months ended June 30, 2017 and 2016, respectively, and $9.5 million and $3.7 million during the six months ended June 30, 2017 and 2016, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended June 30, 2017 and 2016 was $4.7 million and $0.7 million, respectively, and $14.2 million and $0.8 million during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, $75.9 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 2,476,043 non-vested restricted stock units with weighted-average grant date fair values of $33.97 is expected to be recognized over a weighted-average period of 3.3 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

Compensation expense recognized related to restricted stock awards was $1.7 million during the six months ended June 30, 2016. There were no non-vested restricted stock awards or related expense during the three months ended June 30, 2016. The aggregate fair value as of the vest date of restricted stock awards that vested during the six months ended June 30, 2016 was $1.7 million. As of June 30, 2017, there were no remaining non-vested restricted stock awards or related unrecognized compensation cost.

10. Income Taxes

As of June 30, 2017, the New York City Department of Finance completed a routine examination of Seamless Holdings Corporation for General Corporation Tax for the short tax period from October 17, 2012 through August 8, 2013 and proposed no changes. The Company does not expect any additional tax liabilities, penalties and/or interest as a result of the audit.

11. Stockholders’ Equity

As of June 30, 2017 and December 31, 2016, the Company was authorized to issue two classes of stock: common stock and Series A Preferred Stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At June 30, 2017 and December 31, 2016, there were 500,000,000 shares of common stock authorized. At June 30, 2017 and December 31, 2016, there were 86,304,912 and 85,692,333 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of June 30, 2017 or December 31, 2016.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the six months ended June 30, 2017, the Company did not repurchase any shares of its common stock.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Series A Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of June 30, 2017 or December 31, 2016.

The Company’s equity as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

(in thousands)
Balance at December 31, 2016	$972,119
Net income	32,469
Cumulative effect of change in accounting principle(a)	2,650
Currency translation	450
Stock-based compensation	17,504
Shares repurchased and retired to satisfy tax withholding upon vesting	(5,523)
Stock option exercises, net of withholdings and other	8,308
Balance at June 30, 2017	$1,027,977
(a)	See Note 2, Significant Accounting Policies, for additional details related to the impact of the adoption of ASU 2016-09 during the six months ended June 30, 2017.

_________________________________________________________________________

12. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock units and restricted stock awards, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units and restricted stock awards using the treasury stock method. The calculation of weighted-average dilutive shares outstanding for the six months ended June 30, 2017 was impacted by the adoption of ASU 2016-09. See Note 2, Significant Accounting Policies, for additional details.

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$14,754	86,162	$0.17	$12,805	84,741	$0.15
Effect of Dilutive Securities
Stock options	—	913		—	836
Restricted stock units	—	625		—	172
Diluted EPS
Net income attributable to common stockholders	$14,754	87,700	$0.17	$12,805	85,749	$0.15

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$32,469	86,018	$0.38	$22,738	84,725	$0.27
Effect of Dilutive Securities
Stock options	—	874		—	868
Restricted stock units and restricted stock awards	—	518		—	131
Diluted EPS
Net income attributable to common stockholders	$32,469	87,410	$0.37	$22,738	85,724	$0.27

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

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive shares underlying stock-based awards:
Stock options	1,083,992	2,222,692	1,083,992	2,222,692
Restricted stock units	97,488	83,106	97,488	12,496

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

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$—	$144	$—	$—	$1,723	$—
Commercial paper	—	136,461	—	—	131,937	—
Corporate bonds	—	19,407	—	—	16,089	—
U.S. government agency bonds	—	—	—	—	5,500	—
Total	$—	$156,012	$—	$—	$155,249	$—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 3, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

14. Subsequent Events

In August of 2017, the Company announced that it had entered into a definitive agreement to acquire Eat24, LLC (“Eat24”), a wholly-owned subsidiary of Yelp Inc. In July of 2017, the Company announced that it had entered into a definitive agreement to acquire certain assets of OrderUp, Inc. (“OrderUp”), a wholly-owned subsidiary of Groupon, Inc. Eat24 and OrderUp provide online and mobile food ordering and delivery services for restaurants across the United States.

In June of 2017, the Company announced that it had entered into a definitive agreement to acquire substantially all of the assets and certain expressly specified liabilities of A&D Network Solutions, Inc. and Dashed, Inc. (collectively, “Foodler”). Foodler is an independent North American on-line food-ordering company headquartered in Boston.

The Company expects these transactions to close in 2017 pending regulatory approval for the acquisition of Eat24. The completion of these transactions is subject to certain customary closing conditions. The aggregate purchase price for these transactions of approximately $360 million in cash is expected to be funded through a combination of cash on hand and debt. The Company is considering various debt financing options including modifications to or refinancing of the Company’s current Credit Agreement. These acquisitions are expected to expand the Company’s restaurant and diner networks.

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

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 55,000 local restaurants with hungry diners in more than 1,200 cities across the United States and is focused on transforming the takeout experience. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of June 30, 2017, the Company was providing delivery services in approximately 70 markets across the country. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows. The Company charges restaurants a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services.

Acquisitions

The Company has entered into definitive agreements to acquire the businesses of or certain specified assets of online and mobile food ordering services Eat24, LLC (“Eat24”), A&D Network Solutions, Inc. and Dashed, Inc. (collectively, “Foodler”) and OrderUp, Inc. (“OrderUp”).  For a description of these pending transactions, see Note 14, Subsequent Events.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Active Diners	9,177,000	7,352,000	25%	9,177,000	7,352,000	25%
Daily Average Grubs	313,900	271,100	16%	319,200	269,500	18%
Gross Food Sales (in millions)	$879.7	$732.6	20%	$1,777.8	$1,445.4	23%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and six months ended June 30, 2017 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, technology and product improvements, as well as, to a lesser extent, an increase from the inclusion of results from the acquisition of LABite.

Results of Operations

Three Months Ended June 30, 2017 and 2016

The following table sets forth the Company’s results of operations for the three months ended June 30, 2017 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended June 30,
	2017		2016
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$158,794	100%	$120,173	100%	$38,621	32%
Costs and expenses:
Operations and support	62,924	40%	40,696	34%	22,228	55%
Sales and marketing	34,770	22%	25,355	21%	9,415	37%
Technology (exclusive of amortization)	14,076	9%	10,567	9%	3,509	33%
General and administrative	14,515	9%	12,158	10%	2,357	19%
Depreciation and amortization	10,414	7%	8,885	7%	1,529	17%
Total costs and expenses(a)	136,699	86%	97,661	81%	39,038	40%
Income before provision for income taxes	22,095	14%	22,512	19%	(417)	(2%)
Provision for income taxes	7,341	5%	9,707	8%	(2,366)	(24%)
Net income attributable to common stockholders	$14,754	9%	$12,805	11%	$1,949	15%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$42,199	27%	$37,599	31%	$4,600	12%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $38.6 million, or 32%, for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily related to growth in Active Diners, which increased from 7.4 million to 9.2 million at the end of each period, driving an increase in Daily Average Grubs to 313,900 during the three months ended June 30, 2017 from 271,100 Daily Average Grubs during the same period in 2016. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders. In addition, revenue increased during the three months ended June 30, 2017 compared to the same period in 2016 due to a higher average order size, an increase in the Company’s average commission rates which was primarily driven by higher commission rates on delivery orders and an increase in non-delivery commission rates.

Operations and Support

Operations and support expense increased by $22.2 million, or 55%, for the three months ended June 30, 2017 compared to the same period in 2016. This increase was primarily attributable to expenses to support the 20% growth in Gross Food Sales and the related orders including expenses related to delivering orders, payment processing costs and customer service and operations personnel costs to support higher order volume. Delivery expenses increased 130% during the three months ended June 30, 2017 compared to the prior year due to organic growth of the Company’s delivery network.

Sales and Marketing

Sales and marketing expense increased by $9.4 million, or 37%, for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $7.5 million in the Company’s advertising campaigns across various media channels, as well as a 22% growth in our sales and marketing teams and related commissions and bonuses, salaries, payroll taxes, stock-based compensation and benefits expense.

Technology (exclusive of amortization)

Technology expense increased by $3.5 million, or 33%, for the three months ended June 30, 2017 compared to the same period in 2016. The increase was attributable to 33% growth in the Company’s technology team, including stock-based compensation expense, salaries, payroll taxes, and benefits to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $2.4 million, or 19%, for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily attributable to acquisition-related expenses for pending transactions (see Note 14, Subsequent Events), an increase in stock-based compensation expense, as well as a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.5 million, or 17%, for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily attributable to higher depreciation and amortization expense related to an increase in capital spending on internally developed software, leasehold improvements, restaurant facing technology, furniture and office equipment to support the growth of the business. The increase in depreciation and amortization expense was partially offset by a decrease in amortization expense related to developed technology and trademark intangible assets that became fully amortized in the first quarter of 2017.

Provision for Income Taxes

Income tax expense decreased by $2.4 million for the three months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily due to the decrease in the effective income tax rate from 43% to 33% during the respective periods. The current period effective tax rate was affected by the Company’s adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), during the first quarter of 2017. During the three months ended June 30, 2017, the Company recognized a discrete excess tax benefit from stock-based compensation of $1.6 million within provision for income taxes in the condensed consolidated statements of operations. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU 2016-09. See Note 2, Significant Accounting Policies, for additional details. Additionally, the current period effective income tax rate reflects certain state related credits. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Six Months Ended June 30, 2017 and 2016

The following table sets forth the Company’s results of operations for the six months ended June 30, 2017 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Six Months Ended June 30,
	2017		2016
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$314,928	100%	$232,413	100%	$82,515	36%
Costs and expenses:
Operations and support	122,443	39%	75,683	33%	46,760	62%
Sales and marketing	70,208	22%	54,188	23%	16,020	30%
Technology (exclusive of amortization)	27,268	9%	20,759	9%	6,509	31%
General and administrative	27,475	9%	25,747	11%	1,728	7%
Depreciation and amortization	20,454	6%	16,193	7%	4,261	26%
Total costs and expenses(a)	267,848	85%	192,570	83%	75,278	39%
Income before provision for income taxes	47,080	15%	39,843	17%	7,237	18%
Provision for income taxes	14,611	5%	17,105	7%	(2,494)	(15%)
Net income attributable to common stockholders	$32,469	10%	$22,738	10%	$9,731	43%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$84,876	27%	$69,970	30%	$14,906	21%
(a)	Totals of percentage of revenues may not foot due to rounding.
(a)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $82.5 million, or 36%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily related to growth in Active Diners, which increased from 7.4 million to 9.2 million at the end of each period, driving an increase in Daily Average Grubs to 319,200 during the six months ended June 30, 2017 from 269,500 Daily Average Grubs during the same period in 2016. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders. In addition, revenue increased during the six months ended June 30, 2017 compared to the same period in 2016 due to a higher average order size, an increase in the Company’s average commission rates which was primarily driven by higher commission rates on delivery orders and an increase in non-delivery commission rates, as well as the inclusion of results from the Company’s acquisition of LABite (see Note 3, Acquisitions).

Operations and Support

Operations and support expense increased by $46.8 million, or 62%, for the six months ended June 30, 2017 compared to the same period in 2016. This increase was primarily attributable to expenses to support the 23% growth in Gross Food Sales and the related orders including expenses related to delivering orders, payment processing costs, the inclusion of results from the acquisition of LABite and customer service and operations personnel costs to support higher order volume. Delivery expenses increased 153% during the six months ended June 30, 2017 compared to the prior year due to organic growth of the Company’s delivery network and the acquisition of LABite in the prior year.

Sales and Marketing

Sales and marketing expense increased by $16.0 million, or 30%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $11.8 million in the Company’s advertising campaigns across various media channels in the six months ended June 30, 2017. The increase in sales and marketing expense was also due to the 23% growth in the Company’s sales and marketing teams and related commissions, salaries, benefits, payroll taxes, and stock-based compensation expense.

Technology (exclusive of amortization)

Technology expense increased by $6.5 million, or 31%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily attributable to 33% growth in the Company’s technology team, including salaries, benefits, stock-based compensation expense, payroll taxes, and bonuses to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $1.7 million, or 7%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily attributable to the inclusion of results from the acquisition of LABite, higher salary expense, acquisition-related expenses for pending transactions (see Note 14, Subsequent Events) as well as increases in a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.3 million, or 26%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily attributable to the higher depreciation and amortization expense related to an increase in capital spending on internally developed software, leasehold improvements, restaurant facing technology, furniture and office equipment to support the growth of the business and the amortization of intangible assets acquired in recent acquisitions.

Provision for Income Taxes

Income tax expense decreased by $2.5 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily due to the decrease in the effective income tax rate from 43% to 31% during the respective periods, partially offset by the increase in income before provision for income taxes due to the factors described above. The current period effective tax rate was affected by the Company’s adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), during the first quarter of 2017, and, to a lesser extent, the reversal of a valuation allowance and the impact of certain state-only credits during the six months ended June 30, 2017. During the six months ended June 30, 2017, the Company recognized a discrete excess tax benefit from stock-based compensation of $3.5 million within provision for income taxes in the condensed consolidated statements of operations. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU 2016-09. See Note 2, Significant Accounting Policies, for additional details. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended June 30, 2017		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$14,754	$12,805	$32,469	$22,738
Income taxes	7,341	9,707	14,611	17,105
Depreciation and amortization	10,414	8,885	20,454	16,193
EBITDA	32,509	31,397	67,534	56,036
Acquisition and restructuring costs(a)	1,495	697	1,904	1,528
Stock-based compensation	8,195	5,505	15,438	12,406
Adjusted EBITDA	$42,199	$37,599	$84,876	$69,970
(a)	Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, the Company had cash and cash equivalents of $293.3 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short term investments of $80.3 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has access to a secured revolving credit facility as necessary.

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the six months ended June 30, 2017, the Company did not repurchase any of its common stock. During the six months ended June 30, 2016, the Company repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Credit Agreement”), which provides for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The credit facility will be available to the Company until April 28, 2021. The Credit Agreement will be used for general corporate purposes, including funding working capital and acquisitions. There were no borrowings outstanding under the Credit Agreement as of June 30, 2017.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. The Company was in compliance with the covenants of the Credit Agreement as of June 30, 2017 and expects to remain in compliance for the foreseeable future.

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$67,756	$37,193
Net cash used in investing activities	(17,180)	(77,329)
Net cash provided by financing activities	2,785	4,456

Cash Flows Provided by Operating Activities

For the six months ended June 30, 2017, net cash provided by operating activities was $67.8 million compared to $37.2 million for the same period in 2016. The increase in cash flows from operations was driven primarily by changes in the Company’s operating assets and liabilities and an increase of $9.7 million of net income. During the six months ended June 30, 2017 and 2016, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

a decrease in accounts receivable of $0.8 million for the six months ended June 30, 2017 compared to an increase of $11.7 million for the six months ended June 30, 2016 primarily due to the timing of processor payments to the Company at quarter-end as well as a decrease in the Company’s tax refund receivable for the six months ended June 30, 2017;

•

a decrease in prepaid expenses of $3.4 million for the six months ended June 30, 2017 primarily related to a decrease in prepaid technology services compared to an increase of $3.3 million for the six months ended June 30, 2016;

•

a decrease in the restaurant food liability of $1.7 million for the six months ended June 30, 2017 compared to an increase of $4.3 million for the six months ended June 30, 2016 due to the timing of payments;  and

•

an increase in accrued expenses of $4.8 million during the six months ended June 30, 2017, primarily related to an increase in advertising bills, compared to an increase of $0.9 million during the six months ended June 30, 2016.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, acquisitions of businesses, website and internal-use software development and the purchase of property and equipment to support the growth of the business.

For the six months ended June 30, 2017, net cash used in investing activities was $17.2 million compared to $77.3 million for the same period in the prior year. The decrease in net cash used in investing activities during the six months ended June 30, 2017 was primarily the result of a decrease in acquisitions of businesses of $67.5 million.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted primarily of excess tax benefits related to stock-based compensation, repurchases of common stock, proceeds from the exercises of stock options, and taxes paid related to net settlement of stock-based compensation awards.

For the six months ended June 30, 2017, net cash provided by financing activities was $2.8 million compared to $4.5 million for the six months ended June 30, 2016. The decrease in net cash provided by financing activities during the six months ended June 30, 2017 as compared to the same period in the prior year primarily resulted from the change in how excess tax benefits related to stock-based compensation are presented on the statement of cash flows due to the adoption of ASU 2016-09 in the first quarter of 2017. During the six months ended June 30, 2016, excess tax benefits of $18.8 million were presented within financing activities on the statement of cash flows, whereas excess tax benefits of $3.5 million were recognized within net income during the six months ended June 30, 2017 (see Note 2, Significant Accounting Policies, for additional details). The decrease in net cash provided financing activities was also due to an increase in taxes paid related to net share settlement of stock-based compensation awards of $4.6 million, partially offset by a decrease in repurchases of the Company’s common stock of $14.8 million and an increase of $5.4 million in proceeds from exercise of stock options.

Acquisitions

In June, July and August of 2017, the Company entered into definitive agreements to acquire the businesses or certain specified assets of Foodler, OrderUp and Eat24, subject to customary closing conditions including regulatory approval. The aggregate purchase price for these transactions of approximately $360 million in cash is expected to be funded through a combination of cash on hand and debt. The Company is considering various debt financing options including modifications to or refinancing of the Company’s current Credit Agreement. See Note 14, Subsequent Events, for additional details.

On May 5, 2016, the Company acquired LABite for $65.8 million in cash, net of cash acquired of $2.6 million. During the six months ended June 30, 2016 the Company recorded a working capital adjustment receivable of $1.6 million for LABite, which was paid by the seller in the subsequent quarter.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations, inflation rate risk and other market related risks as follows:

Interest Rate Risk

The Company did not have any long-term borrowings as of June 30, 2017. The Company will be exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement described above. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of June 30, 2017, the Company had $436.5 million in goodwill.

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the six months ended June 30, 2017 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2016 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of our stock as of June 30, 2017 has increased since September 30, 2016. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of June 30, 2017, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2017.

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

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the six months ended June 30, 2017.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2017 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2017.

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

During the three months ended June 30, 2017, the Company did not repurchase any of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Unit Purchase Agreement, dated August 3, 2017, by and among GrubHub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24 LLC, a wholly owned subsidiary of Yelp Inc.					X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: August 8, 2017