Form 10-Q
period 2017-09-30
GrubHub Inc.
filed 2017-11-08
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, 86,694,544 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$265,958	$239,528
Short term investments	65,650	84,091
Accounts receivable, less allowances for doubtful accounts	73,745	60,550
Prepaid expenses and other current assets	9,430	12,168
Total current assets	414,783	396,337
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	62,225	46,555
OTHER ASSETS:
Other assets	4,130	4,530
Goodwill	454,557	436,455
Acquired intangible assets, net of amortization	360,549	313,630
Total other assets	819,236	754,615
TOTAL ASSETS	$1,296,244	$1,197,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$89,021	$83,349
Accounts payable	11,869	7,590
Accrued payroll	9,223	7,338
Taxes payable	244	865
Other accruals	23,211	11,348
Total current liabilities	133,568	110,490
LONG TERM LIABILITIES:
Deferred taxes, non-current	103,210	108,022
Other accruals	6,511	6,876
Total long term liabilities	109,721	114,898
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of September 30, 2017 and December 31, 2016; issued and outstanding: no shares as of September 30, 2017 and December 31, 2016.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at September 30, 2017 and December 31, 2016; issued and outstanding: 86,558,223 and 85,692,333 shares as of September 30, 2017 and December 31, 2016, respectively	9	9
Accumulated other comprehensive loss	(1,329)	(2,078)
Additional paid-in capital	837,711	805,731
Retained earnings	216,564	168,457
Total Stockholders’ Equity	$1,052,955	$972,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,296,244	$1,197,507

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$163,059	$123,461	$477,987	$355,874
Costs and expenses:
Operations and support	65,352	44,346	187,795	120,029
Sales and marketing	35,138	26,499	105,346	80,687
Technology (exclusive of amortization)	14,292	11,006	41,560	31,765
General and administrative	18,244	11,754	45,719	37,501
Depreciation and amortization	12,613	9,089	33,067	25,282
Total costs and expenses	145,639	102,694	413,487	295,264
Income before provision for income taxes	17,420	20,767	64,500	60,610
Provision for income taxes	4,432	7,585	19,043	24,690
Net income attributable to common stockholders	$12,988	$13,182	$45,457	$35,920
Net income per share attributable to common stockholders:
Basic	$0.15	$0.15	$0.53	$0.42
Diluted	$0.15	$0.15	$0.52	$0.42
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	86,449	85,217	86,162	84,889
Diluted	88,543	86,424	87,788	85,957

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,988	$13,182	$45,457	$35,920
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	299	(245)	749	(1,037)
COMPREHENSIVE INCOME	$13,287	$12,937	$46,206	$34,883

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,457	$35,920
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,949	5,567
Provision for doubtful accounts	338	719
Deferred taxes	(2,162)	(1,908)
Amortization of intangible assets	25,118	19,715
Stock-based compensation	23,913	17,755
Deferred rent	130	980
Investment premium amortization	(624)	(406)
Other	150	114
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(12,108)	(22,299)
Prepaid expenses and other assets	2,790	(2,874)
Restaurant food liability	4,591	11,361
Accounts payable	2,965	(4,592)
Accrued payroll	1,575	582
Other accruals	6,351	1,799
Net cash provided by operating activities	106,433	62,433
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(145,667)	(187,456)
Proceeds from maturity of investments	164,733	210,567
Capitalized website and development costs	(15,281)	(8,859)
Purchases of property and equipment	(12,549)	(17,083)
Acquisitions of businesses, net of cash acquired	(51,859)	(65,849)
Acquisition of other intangible assets	(25,147)	(250)
Other cash flows from investing activities	589	(540)
Net cash used in investing activities	(85,181)	(69,470)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	—	(14,774)
Proceeds from exercise of stock options	12,505	11,814
Excess tax benefits related to stock-based compensation	—	22,114
Taxes paid related to net settlement of stock-based compensation awards	(7,696)	(1,205)
Payments for debt issuance costs	(285)	(1,477)
Net cash provided by financing activities	4,524	16,472
Net change in cash and cash equivalents	25,776	9,435
Effect of exchange rates on cash	654	(890)
Cash and cash equivalents at beginning of year	239,528	169,293
Cash and cash equivalents at end of the period	$265,958	$177,838
SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS
Cash paid for income taxes	$16,340	$5,757
Capitalized property, equipment and website and development costs in accounts payable at period end	1,048	5,911
Net working capital adjustment receivable	887	—

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 28, 2017 (the “2016 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the nine months ended September 30, 2017 related to goodwill, business combinations and stock-based compensation. There have been no other material changes to the Company’s significant accounting policies described in the 2016 Form 10-K.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. Under the amendment, an entity should recognize an impairment charge for the amount by which the reporting unit’s carrying

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company elected to early adopt ASU 2017-04 beginning in the first quarter of 2017 and will apply the standard prospectively. The Company performed its annual goodwill impairment test as of September 30th and found no indicators of impairment, therefore no goodwill impairment charge was recognized. The adoption of ASU 2017-04 may reduce the cost and complexity of evaluating goodwill for impairment, but has not had, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company elected to adopt ASU 2017-01 early; therefore, ASU 2017-01 is effective for transactions beginning in the first quarter of 2017 on a prospective basis. The Company evaluated current year transactions under the guidance set forth by ASU 2017-01. See Note 3, Acquisitions, and Note 5, Goodwill and Acquired Intangible Assets, for details of the Company’s business combinations and other acquired assets during the nine months ended September 30, 2017. The adoption of ASU 2017-01 did not have, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective for and was adopted by the Company beginning in the first quarter of 2017 and the impact of the adoption resulted in the following:

•

During the three and nine months ended September 30, 2017, the Company recognized excess tax benefits from stock-based compensation of $2.2 million and $5.7 million, respectively, within provision for income taxes on the condensed consolidated statements of operations and within net income on the condensed consolidated statements of cash flows. Prior to adoption, the tax effect of stock-based awards would have been recognized in additional paid-in capital on the condensed consolidated balance sheets and separately stated in financing activities in the condensed consolidated statements of cash flows (adopted prospectively).

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

•

The excess tax benefits from the assumed proceeds available to repurchase shares were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2017 (adopted prospectively).

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3. Acquisitions

2017 Acquisition

On August 23, 2017, the Company acquired substantially all of the assets and certain expressly specified liabilities of A&D Network Solutions, Inc. and Dashed, Inc. (collectively, “Foodler”). The purchase price for Foodler was $51.0 million in cash, net of a net working capital adjustment receivable of $0.9 million and cash acquired of $0.1 million. Foodler is an independent online food-ordering company with an established diner base in the Northeast United States. The acquisition has expanded the breadth and depth of the Company’s network of restaurant partners, active diners and delivery networks.

The results of operations of Foodler have been included in the Company’s financial statements since August 23, 2017, but did not have a material impact on the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2017.

The excess of the consideration transferred in the acquisition over the net amounts assigned to the fair value of the assets was recorded as goodwill, which represents the value of increasing the breadth and depth of the Company’s network of restaurants and diners as well as expanded restaurant delivery services. The goodwill related to this acquisition of $18.1 million is expected to be deductible for income tax purposes.

The assets acquired and liabilities assumed of Foodler were recorded at their estimated fair values as of the closing date of August 23, 2017. The following table summarizes the preliminary purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the Foodler acquisition:

(in thousands)
Cash and cash equivalents	$86
Accounts receivable	307
Restaurant relationships	35,217
Diner acquisition	1,354
Developed technology	1,955
Goodwill	18,102
Trademarks	74
Accounts payable and accrued expenses	(6,037)
Total purchase price plus cash acquired	51,058
Net working capital adjustment receivable	887
Cash acquired	(86)
Net cash paid	$51,859

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The assets acquired and liabilities assumed of LABite were recorded at their estimated fair values as of the closing date of May 5, 2016. The following table summarizes the final purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the LABite acquisition:

(in thousands)
Cash and cash equivalents	$2,566
Accounts receivable	2,320
Prepaid expenses and other assets	68
Restaurant relationships	46,513
Property and equipment	257
Developed technology	1,731
Goodwill	40,235
Trademarks	440
Accounts payable and accrued expenses	(6,303)
Net deferred tax liability	(19,412)
Total purchase price plus cash acquired	68,415
Cash acquired	(2,566)
Net cash paid	$65,849

Additional Information

The estimated fair values of the intangible assets acquired were determined based on a combination of the income, cost, and market approaches to measure the fair value of the restaurant relationships, diner acquisition, developed technology and trademarks. The fair value of the trademarks was measured based on the relief from royalty method. The cost approach, specifically the cost to recreate method, was used to value the developed technology and diner acquisition. The income approach, specifically the multi-period excess earnings method, was used to value the restaurant relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 of $1.7 million and $0.2 million, respectively, and for the nine months ended September 30, 2017 and 2016 of $3.6 million and $1.7 million, respectively.

Pro Forma

The pro forma effects of the Foodler acquisition would not have been material to the Company’s results of operations and are therefore not presented. The following unaudited pro forma information presents a summary of the operating results of the Company for the three and nine months ended September 30, 2016 as if the LABite acquisition had occurred as of January 1 of the year prior to acquisition:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands, except per share data)
Revenues	$123,461	$364,834
Net income	13,334	34,897
Net income per share attributable to common shareholders:
Basic	$0.16	$0.41
Diluted	$0.15	$0.41

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The pro forma adjustments reflect the amortization that would have been recognized for LABite intangible assets, elimination of transaction costs incurred and pro forma tax adjustments for the three and nine months ended September 30, 2016 as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)
Depreciation and amortization	$—	$1,364
Transaction costs	(255)	(1,729)
Income tax expense	104	151

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$7,999	$—	$(22)	$7,977
Short term investments
Commercial paper	54,275	—	(187)	54,088
Corporate bonds	11,375	1	—	11,376
Total	$73,649	$1	$(209)	$73,441

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$59,175	$2	$(28)	$59,149
Corporate bonds	5,000	1	—	5,001
U.S. government agency bonds	5,500	—	—	5,500
Short term investments
Commercial paper	73,002	—	(214)	72,788
Corporate bonds	11,089	4	(5)	11,088
Total	$153,766	$7	$(247)	$153,526

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of September 30, 2017. Approximately $80 million of the Company’s marketable securities matured during the nine months ended September 30, 2017, which was invested in money market funds as of September 30, 2017. See Note 13, Fair Value Measurement, for additional details.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$62,065	$(209)	$—	$—	$62,065	$(209)
Total	$62,065	$(209)	$—	$—	$62,065	$(209)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$130,938	$(242)	$—	$—	$130,938	$(242)
Corporate bonds	6,556	(5)	—	—	6,556	(5)
Total	$137,494	$(247)	$—	$—	$137,494	$(247)

The Company recognized interest income in general and administrative expenses within the condensed consolidated statements of operations during the three months ended September 30, 2017 and 2016 of $0.5 million and $0.4 million, respectively, and for the nine months ended September 30, 2017 and 2016 of $1.5 million and $0.9 million, respectively. During the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 13, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$331,348	$(70,530)	$260,818	$279,651	$(57,765)	$221,886
Developed technology	7,919	(6,726)	1,193	10,640	(9,575)	1,065
Diner acquisition	5,021	(64)	4,957	—	—	—
Trademarks	74	(48)	26	969	(582)	387
Other	7,770	(3,891)	3,879	3,350	(2,734)	616
Total amortizable intangible assets	352,132	(81,259)	270,873	294,610	(70,656)	223,954
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$441,808	$(81,259)	$360,549	$384,286	$(70,656)	$313,630

The gross carrying amount and accumulated amortization of the Company’s developed technology, trademark and other intangible assets as of September 30, 2017 were adjusted by $6.2 million for certain fully amortized assets that were no longer in use.

Amortization expense for acquired intangible assets was $6.4 million and $5.4 million for the three months ended September 30, 2017 and 2016, respectively, and $16.8 million and $16.1 million for the nine months ended September 30, 2017 and 2016, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Changes in the carrying amount of goodwill during the nine months ended September 30, 2017 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2016	436,455	—	436,455
Acquisitions	18,102	—	18,102
Balance as of September 30, 2017	$454,557	$—	$454,557

In January 2017, the Company entered into an agreement with Zoomer Inc. (“Zoomer”) whereby Zoomer waived non-solicitation provisions allowing the Company to engage the services of certain former Zoomer employees and consultants.

 In July of 2017, the Company announced that it had entered into a definitive agreement to acquire certain assets of OrderUp, Inc. (“OrderUp”), a wholly-owned subsidiary of Groupon, Inc. OrderUp provides online and mobile food ordering for restaurants across the United States.

During the nine months ended September 30, 2017, the Company recorded additions to acquired intangible assets of $63.7 million as a result of the acquisition of Foodler, the acquisition of certain assets of OrderUp and payments made to Zoomer. The components of the acquired intangible assets added during the nine months ended September 30, 2017 were as follows:

	Nine Months Ended September 30, 2017
	Amount	Weighted-Average Amortization Period
	(in thousands)	(years)
Restaurant relationships	$51,697	19.4
Diner acquisition	5,021	5.0
Developed technology	1,955	0.2
Trademarks	74	0.2
Other	5,000	2.8
Total	$63,747

Estimated future amortization expense of acquired intangible assets as of September 30, 2017 was as follows:

(in thousands)
The remainder of 2017	$6,355
2018	22,539
2019	20,421
2020	18,652
2021	18,652
Thereafter	184,254
Total	$270,873

6. Property and Equipment

The components of the Company’s property and equipment as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Computer equipment	$25,446	$17,548
Furniture and fixtures	5,950	4,842
Developed software	44,934	26,460
Purchased software and digital assets	2,436	1,360
Leasehold improvements	21,414	19,038
Property and equipment	100,180	69,248
Accumulated amortization and depreciation	(37,955)	(22,693)
Property and equipment, net	$62,225	$46,555

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $2.9 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively and $8.0 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company capitalized developed software costs of $6.8 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively, and $18.9 million and $10.8 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended September 30, 2017 and 2016 was $3.3 million and $1.4 million, respectively, and $8.3 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

No trial date has been set for this case. The consolidated district court case was stayed until January 2017, when Ameranth’s motion to lift the stay and proceed on only the ‘077 patent was granted. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of September 30, 2017, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matter described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities, including labor and employment claims, some of which relate to the alleged misclassification of independent contractors. In September 2015, a claim was brought in the United States District Court for the Northern District of California under the Private Attorneys General Act by an individual plaintiff on behalf of himself and seeking to represent other drivers and the State of California. The claim seeks monetary penalties and injunctive relief for alleged violations of the California Labor Code based on the alleged misclassification of drivers as independent contractors. A bench trial was held in September to address the individual plaintiff’s claims for which the Court has not yet issued a ruling. The Company does not believe any of these claims will have a material impact on its consolidated financial statements. However, there is no assurance that any claim will not be combined into a collective or class action.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8. Debt

On April 29, 2016, the Company entered into a secured revolving credit facility (the “Previous Credit Agreement”), which provided for aggregate revolving loans up to $185.0 million, subject to an increase of up to an additional $30 million under certain conditions. The Previous Credit Agreement was due to expire on April 28, 2021. There were no borrowings outstanding under the Previous Credit Agreement as of September 30, 2017. The Company refinanced the Previous Credit Agreement on October 10, 2017, see Note 14, Subsequent Events, for additional details.

During the three and nine months ended September 30, 2017, the Company recognized interest expense of $0.2 million and $0.6 million, respectively, in general and administrative expenses within the condensed consolidated statements of operations.

9. Stock-Based Compensation

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $8.5 million and $5.4 million during the three months ended September 30, 2017 and 2016, respectively, and $23.9 million and $17.8 million during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, $97.3 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.0 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards and restricted stock units in excess of the deferred tax assets that were previously recorded. During the nine months ended September 30, 2017, the Company recognized excess tax benefits from stock-based compensation of $5.7 million within provision for income taxes on the condensed consolidated statements of operations and within cash flows from operating activities on the condensed consolidated statements of cash flows. During the nine months ended September 30, 2016, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $22.1 million. The change in presentation of excess tax benefits during the nine months ended September 30, 2017 is a result of the adoption of ASU 2016-09. See Note 2, Significant Accounting Policies, for additional information related to the impact of the adoption of ASU 2016-09.

The Company capitalized $1.2 million and $0.6 million during the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $1.4 million during the nine months ended September 30, 2017 and 2016, respectively, of stock-based compensation expense as website and software development costs.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Stock Options

The Company granted 618,899 and 131,816 stock options during the nine months ended September 30, 2017 and 2016, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company transitioned from using a simplified method for calculating the expected term of its options as it has obtained sufficient historical information to derive a reasonable estimate, therefore, beginning in the first quarter of 2017 the expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Weighted-average fair value options granted	$15.19	$10.74
Average risk-free interest rate	1.65%	1.41%
Expected stock price volatilities	48.7%	50.3%
Dividend yield	None	None
Expected stock option life (years) (a)	4.00	5.78
(a)

During the nine months ended September 30, 2017, the expected term calculation for option awards was based on the Company’s historical exercise experience and estimated future exercise behavior. During the nine months ended September 30, 2016, the expected term of option awards was estimated using a simplified method due to the limited period of time stock-based awards had been exercisable.

_____________________________________________________________________________________________________________

Stock option awards as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2016	2,992,724	$22.43	$46,608	7.68
Granted	618,899	38.49
Forfeited	(114,758)	31.71
Exercised	(570,688)	21.91
Outstanding at September 30, 2017	2,926,177	25.56	79,305	7.51
Vested and expected to vest at September 30, 2017	2,785,938	25.56	75,185	7.51
Exercisable at September 30, 2017	1,273,725	$18.76	$43,178	6.51

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2017 and 2016 was $5.6 million and $13.8 million, respectively, and $13.7 million and $26.9 million during the nine months ended September 30, 2017 and 2016 respectively.

The Company recorded compensation expense for stock options of $3.0 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively, and $8.9 million and $9.5 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $19.4 million and is expected to be recognized over a weighted-average period of 2.4 years.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	1,516,354	$28.46
Granted	1,708,780	38.90
Forfeited	(243,453)	33.03
Vested	(480,880)	27.16
Outstanding at September 30, 2017	2,500,801	$35.40

Compensation expense related to restricted stock units was $5.5 million and $2.9 million during the three months ended September 30, 2017 and 2016, respectively, and $15.0 million and $6.6 million during the nine months ended September 30, 2017 and 2016, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended September 30, 2017 and 2016 was $5.7 million and $0.7 million, respectively, and $19.9 million and $1.5 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, $77.9 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 1,618,711 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $35.40 is expected to be recognized over a weighted-average period of 3.2 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

Compensation expense recognized related to restricted stock awards was $1.7 million during the nine months ended September 30, 2016. There were no non-vested restricted stock awards or related expense during the three months ended September 30, 2016. The aggregate fair value as of the vest date of restricted stock awards that vested during the nine months ended September 30, 2016 was $1.7 million. As of September 30, 2017, there were no remaining non-vested restricted stock awards or related unrecognized compensation cost.

10. Income Taxes

In June of 2017, the New York City Department of Finance completed a routine examination of Seamless Holdings Corporation for General Corporation Tax for the short tax period from October 17, 2012 through August 8, 2013 and proposed no changes. The Company does not expect any additional tax liabilities, penalties and/or interest as a result of the audit.

11. Stockholders’ Equity

As of September 30, 2017 and December 31, 2016, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At September 30, 2017 and December 31, 2016, there were 500,000,000 shares of common stock authorized. At September 30, 2017 and December 31, 2016, there were 86,558,223 and 85,692,333 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of September 30, 2017 or December 31, 2016.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of September 30, 2017 or December 31, 2016.

The Company’s equity as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

(in thousands)
Balance at December 31, 2016	$972,119
Net income	45,457
Cumulative effect of change in accounting principle(a)	2,650
Currency translation	749
Stock-based compensation	27,171
Shares repurchased and retired to satisfy tax withholding upon vesting	(7,696)
Stock option exercises, net of withholdings and other	12,505
Balance at September 30, 2017	$1,052,955
(a)	See Note 2, Significant Accounting Policies, for additional details related to the impact of the adoption of ASU 2016-09 during the nine months ended September 30, 2017.

_________________________________________________________________________

12. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock units and restricted stock awards, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units and restricted stock awards using the treasury stock method. The calculation of weighted-average dilutive shares outstanding for the nine months ended September 30, 2017 was impacted by the adoption of ASU 2016-09. See Note 2, Significant Accounting Policies, for additional details.

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$12,988	86,449	$0.15	$13,182	85,217	$0.15
Effect of Dilutive Securities
Stock options	—	1,105		—	776
Restricted stock units	—	989		—	431
Diluted EPS
Net income attributable to common stockholders	$12,988	88,543	$0.15	$13,182	86,424	$0.15

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$45,457	86,162	$0.53	$35,920	84,889	$0.42
Effect of Dilutive Securities
Stock options	—	951		—	837
Restricted stock units and restricted stock awards	—	675		—	231
Diluted EPS
Net income attributable to common stockholders	$45,457	87,788	$0.52	$35,920	85,957	$0.42

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

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive shares underlying stock-based awards:
Stock options	685,671	916,154	685,671	916,154
Restricted stock units	84,358	178,551	84,358	178,551

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

The Company applied the following methods and assumptions in estimating its fair value measurements: the Company’s commercial paper, investments in corporate and U.S. government agency bonds and certain money market funds are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly. Accounts receivable, restaurant food liability and accounts payable approximate fair value due to their generally short-term maturities.

The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	September 30, 2017	December 31, 2016
	Level 2	Level 2
	(in thousands)
Money market funds	$82,959	$1,723
Commercial paper	62,065	131,937
Corporate bonds	11,376	16,089
U.S. government agency bonds	—	5,500
Total	$156,400	$155,249

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 3, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

14. Subsequent Events

Credit Agreement

On October 10, 2017, the Company entered into a credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million (the “Credit Agreement”). In addition, the Company may incur up to $150 million of incremental revolving loans or incremental revolving term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility will be available to the Company until October 9, 2022. The Credit Agreement replaced the Company’s $185.0 million Previous Credit Agreement.

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

The obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all of the tangible and intangible property of the Company and the domestic subsidiaries that are guarantors, and by a pledge of all of the equity interests of the Company’s domestic subsidiaries, subject to certain exceptions set forth in the Credit Agreement.

As of the filing of this Quarterly Report on Form 10-Q, outstanding borrowings under the Credit Agreement were $200 million, including $125.0 million of term loans and $75.0 million of revolving loans. The Company utilized the term loans to finance a portion of the purchase price and transaction costs in connection with the acquisition of Eat24, LLC (“Eat24”). Additional capacity on the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate.

The Company incurred loan origination fees at closing of the Credit Agreement and other expenses related to the financing of the facility of $2.0 million, which, in addition to the $0.8 million remaining balance of loan origination costs under the Previous Credit Agreement, will be deferred in other assets on the condensed consolidated balance sheets and amortized over the term of the facility.

Acquisition of Eat24

On October 10, 2017, the Company completed its previously announced acquisition of all of the issued and outstanding equity interests of Eat24, a wholly owned subsidiary of Yelp Inc., for approximately $280.4 million in cash. Of such amount, $28.8 million will be held in escrow for an 18-month period after closing to secure the Company’s indemnification rights under the purchase agreement. Eat24 provides online and mobile food ordering and delivery services for restaurants across the United States. The acquisition will expand the breadth and depth of the Company’s national network of restaurant partners and active diners.

The Company granted RSU awards to acquired Eat24 employees in replacement of their unvested equity awards as of the closing date. Approximately $0.3 million of the fair value of the replacement RSU awards granted to acquired Eat24 employees was attributable to the pre-combination services of the Eat24 awardees and was included in the $280.4 million purchase price. This amount will be reflected within goodwill in the purchase price allocation. Post-combination expense of approximately $4.1 million is expected to be recognized related to the replacement awards over the remaining post-combination service period.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The assets acquired and liabilities assumed of Eat24 will be recorded at their estimated fair values as of the closing date of October 10, 2017.  The excess of the consideration transferred in the acquisition over the net amounts assigned to the fair value of the assets will be recorded as goodwill, which represents the value of increasing the breadth and depth of the Company’s network of restaurants and diners. The Company is still in the process of finalizing the purchase price allocation.

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

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 75,000 local restaurants with hungry diners in more than 1,300 cities across the United States and is focused on transforming the takeout experience. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of September 30, 2017, the Company was providing delivery services in approximately 80 markets across the country. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows. The Company charges restaurants a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services.

Acquisitions of Business and Other Intangible Assets

On October 10, 2017, the Company acquired all of the issued and outstanding equity interests of Eat24, LLC (“Eat24”), a provider of online and mobile food-ordering and delivery services for restaurants across the United States. See Note 14, Subsequent Events, for additional details.

On September 14, 2017, the Company acquired certain assets of OrderUp, Inc. (“OrderUp”), an online and mobile food-ordering and delivery company. See Note 5, Goodwill and Acquired Intangible Assets, for additional details.

On August 23, 2017, the Company acquired substantially all of the assets and certain expressly specified liabilities of A&D Network Solutions, Inc. and Dashed, Inc. (collectively, “Foodler”), a food-ordering company headquartered in Boston. See Note 3, Acquisitions, for additional details.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Active Diners	9,806,000	7,685,000	28%	9,806,000	7,685,000	28%
Daily Average Grubs	304,500	267,500	14%	314,200	268,800	17%
Gross Food Sales (in millions)	$867.3	$735.0	18%	$2,645.1	$2,180.4	21%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and nine months ended September 30, 2017 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, technology and product improvements, as well as, to a lesser extent, an increase from the inclusion of results from the acquisitions of LABite, Foodler and OrderUp.

Results of Operations

Three Months Ended September 30, 2017 and 2016

The following table sets forth the Company’s results of operations for the three months ended September 30, 2017 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended September 30,
	2017		2016
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$163,059	100%	$123,461	100%	$39,598	32%
Costs and expenses:
Operations and support	65,352	40%	44,346	36%	21,006	47%
Sales and marketing	35,138	22%	26,499	21%	8,639	33%
Technology (exclusive of amortization)	14,292	9%	11,006	9%	3,286	30%
General and administrative	18,244	11%	11,754	10%	6,490	55%
Depreciation and amortization	12,613	8%	9,089	7%	3,524	39%
Total costs and expenses(a)	145,639	89%	102,694	83%	42,945	42%
Income before provision for income taxes	17,420	11%	20,767	17%	(3,347)	(16%)
Provision for income taxes	4,432	3%	7,585	6%	(3,153)	(42%)
Net income attributable to common stockholders	$12,988	8%	$13,182	11%	$(194)	(1%)

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$43,047	26%	$35,466	29%	$7,581	21%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $39.6 million, or 32%, for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily related to growth in Active Diners, which increased from 7.7 million to 9.8 million at the end of each period, driving an increase in Daily Average Grubs to 304,500 during the three months ended September 30, 2017 from 267,500 Daily Average Grubs during the same period in 2016. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders. In addition, revenue increased during the three months ended September 30, 2017 compared to the same period in 2016 due to an increase in the Company’s average commission rates, which was driven by higher commission rates on delivery orders and an average increase in non-delivery commission rates, as well as a higher average order size.

Operations and Support

Operations and support expense increased by $21.0 million, or 47%, for the three months ended September 30, 2017 compared to the same period in 2016. This increase was primarily attributable to expenses to support the 18% growth in Gross Food Sales and the related orders including expenses related to delivering orders, payment processing costs and customer service and operations personnel costs to support higher order volume. Delivery expenses increased 95% during the three months ended September 30, 2017 compared to the prior year due to organic growth of the Company’s delivery orders and growth of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $8.6 million, or 33%, for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $6.3 million in the Company’s advertising campaigns across various media channels, as well as a 22% growth in our sales and marketing teams and related commissions and bonuses, salaries, payroll taxes, stock-based compensation and benefits expense.

Technology (exclusive of amortization)

Technology expense increased by $3.3 million, or 30%, for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to 38% growth in the Company’s technology team, including stock-based compensation expense, salaries, payroll taxes, and benefits to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $6.5 million, or 55%, for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to acquisition-related expenses, legal fees, an increase in stock-based compensation expense, as well as a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.5 million, or 39%, for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to higher depreciation and amortization expense related to an increase in capital spending on internally developed software, the amortization of acquired Foodler and OrderUp intangible assets, and an increase in capital spending on leasehold improvements and restaurant facing technology to support the growth of the business. The increase was partially offset by a decrease in amortization expense related to acquired developed technology and trademark intangible assets that became fully amortized in the first quarter of 2017.

Provision for Income Taxes

Income tax expense decreased by $3.2 million for the three months ended September 30, 2017 compared to the same period in 2016. The decrease was primarily due to the decrease in the effective income tax rate from 37% to 25% during the respective periods as well as lower income before provision for income taxes due to the factors described above. The current period effective tax rate was affected by the Company’s adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), during the first quarter of 2017. During the three months ended September 30, 2017, the Company recognized a discrete excess tax benefit from stock-based compensation of $2.2 million within provision for income taxes in the condensed consolidated statements of operations. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU 2016-09. See Note 2, Significant Accounting Policies, for additional details. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Nine Months Ended September 30, 2017 and 2016

The following table sets forth the Company’s results of operations for the nine months ended September 30, 2017 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Nine Months Ended September 30,
	2017		2016
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$477,987	100%	$355,874	100%	$122,113	34%
Costs and expenses:
Operations and support	187,795	39%	120,029	34%	67,766	56%
Sales and marketing	105,346	22%	80,687	23%	24,659	31%
Technology (exclusive of amortization)	41,560	9%	31,765	9%	9,795	31%
General and administrative	45,719	10%	37,501	11%	8,218	22%
Depreciation and amortization	33,067	7%	25,282	7%	7,785	31%
Total costs and expenses(a)	413,487	87%	295,264	83%	118,223	40%
Income before provision for income taxes	64,500	13%	60,610	17%	3,890	6%
Provision for income taxes	19,043	4%	24,690	7%	(5,647)	(23%)
Net income attributable to common stockholders	$45,457	10%	$35,920	10%	$9,537	27%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$127,923	27%	$105,436	30%	$22,487	21%
(a)	Totals of percentage of revenues may not foot due to rounding.
(a)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $122.1 million, or 34%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily related to growth in Active Diners, which increased from 7.7 million to 9.8 million at the end of each period, driving an increase in Daily Average Grubs to 314,200 during the nine months ended September 30, 2017 from 268,800 Daily Average Grubs during the same period in 2016. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders. In addition, revenue increased during the nine months ended September 30, 2017 compared to the same period in 2016 due to an increase in the Company’s average commission rates which was driven by higher commission rates on delivery orders and an increase in non-delivery commission rates, the inclusion of results from the Company’s acquisition of LABite (see Note 3, Acquisitions) and a higher average order size.

Operations and Support

Operations and support expense increased by $67.8 million, or 56%, for the nine months ended September 30, 2017 compared to the same period in 2016. This increase was primarily attributable to expenses to support the 21% growth in Gross Food Sales and the related orders including expenses related to delivering orders, customer service and operations personnel costs to support higher order volume, payment processing costs, and the inclusion of results from the acquisition of LABite. Delivery expenses increased 128% during the nine months ended September 30, 2017 compared to the prior year due to organic growth of the Company’s delivery orders and growth of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $24.7 million, or 31%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $18.1 million in the Company’s advertising campaigns across various media channels during the nine months ended September 30, 2017. The increase in sales and marketing expense was also due to the 22% growth in the Company’s sales and marketing teams and related commissions, salaries, benefits, payroll taxes, and stock-based compensation expense.

Technology (exclusive of amortization)

Technology expense increased by $9.8 million, or 31%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to 36% growth in the Company’s technology team, including salaries, benefits, stock-based compensation expense, payroll taxes, and bonuses to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $8.2 million, or 22%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to acquisition-related expenses for recent transactions, legal fees, higher stock-based and other compensation expense, as well as increases in a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.8 million, or 31%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to the higher depreciation and amortization expense related to an increase in capital spending on internally developed software, the amortization of recently acquired intangible assets and depreciation expense related to the additions of leasehold improvements, restaurant facing technology, furniture and office equipment to support the growth of the business. The increase was partially offset by a decrease in amortization expense related to acquired developed technology and trademark intangible assets that became fully amortized in the first quarter of 2017.

Provision for Income Taxes

Income tax expense decreased by $5.6 million for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease was primarily due to the decrease in the effective income tax rate from 41% to 30% during the respective periods, partially offset by the increase in income before provision for income taxes due to the factors described above. The current period effective tax rate was affected by the Company’s adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), during the first quarter of 2017, and, to a lesser extent, the reversal of a valuation allowance and the impact of certain state-only credits during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company recognized a discrete excess tax benefit from stock-based compensation of $5.7 million within provision for income taxes in the condensed consolidated statements of operations. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU 2016-09. See Note 2, Significant Accounting Policies, for additional details. The Company has provided income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The Company defines Adjusted EBITDA as net income adjusted to exclude acquisition, restructuring and certain legal costs, income taxes, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended September 30, 2017		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$12,988	$13,182	$45,457	$35,920
Income taxes	4,432	7,585	19,043	24,690
Depreciation and amortization	12,613	9,089	33,067	25,282
EBITDA	30,033	29,856	97,567	85,892
Acquisition, restructuring and legal costs(a)	4,539	261	6,443	1,789
Stock-based compensation	8,475	5,349	23,913	17,755
Adjusted EBITDA	$43,047	$35,466	$127,923	$105,436
(a)

Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives. Legal costs included above are not expected to be recurring (see Note 7, Commitments and Contingencies, for additional details).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, the Company had cash and cash equivalents of $266.0 million consisting of cash, money market funds and commercial paper with original maturities of three months or less and short term investments of $65.7 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has access to a secured revolving credit facility as necessary.

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the nine months ended September 30, 2017, the Company did not repurchase any of its common stock. During the nine months ended September 30, 2016, the Company repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

On October 10, 2017, the Company entered into a new credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million (the “Credit Agreement”). In addition, the Company may incur up to $150 million of incremental revolving loans or incremental revolving term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until October 9, 2022. The Credit Agreement replaced the Company’s $185.0 million credit facility, which was due to expire on April 28, 2021 (the “Previous Credit Agreement”). See Note 14, Subsequent Events, for additional details.

There were no borrowings outstanding under the Previous Credit Agreement as of September 30, 2017. As of the filing of this Quarterly Report on Form 10-Q, outstanding borrowings under the Credit Agreement were $200 million, including $125.0 million of term loans and $75.0 million of revolving loans. The Company utilized a portion of the term loans to finance the purchase price and transaction costs in connection with the acquisition of Eat24. As of the filing of this Quarterly Report on Form 10-Q, the undrawn portion of the revolving loan of $150.0 million was available to the Company. Additional capacity on the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Credit Agreement becoming immediately due and payable and in the termination of the commitments. The Company was in compliance with the covenants of the Previous Credit Agreement as of September 30, 2017. The Company expects to remain in compliance for the foreseeable future.

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$106,433	$62,433
Net cash used in investing activities	(85,181)	(69,470)
Net cash provided by financing activities	4,524	16,472

Cash Flows Provided by Operating Activities

For the nine months ended September 30, 2017, net cash provided by operating activities was $106.4 million compared to $62.4 million for the same period in 2016. The increase in cash flows from operations was driven primarily by changes in the Company’s operating assets and liabilities, increases of $12.3 million in non-cash expenses and an increase of $9.5 million of net income. The increase in non-cash expenses primarily related to an increase in depreciation and amortization of $7.8 million and an increase of $6.2 million related to stock-based compensation. During the nine months ended September 30, 2017 and 2016, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in accounts receivable of $12.1 million for the nine months ended September 30, 2017 compared to an increase of $22.3 million for the nine months ended September 30, 2016 primarily due to the timing of processor payments to the Company at quarter-end, partially offset by a decrease in the Company’s tax refund receivable for the nine months ended September 30, 2017;

•

an increase in accounts payable of $3.0 million for the nine months ended September 30, 2017 compared to a decrease of $4.6 million for the nine months ended September 30, 2016 primarily due to the timing of payments;

•

an increase in the restaurant food liability of $4.6 million for the nine months ended September 30, 2017 compared to an increase of $11.4 million for the nine months ended September 30, 2016 due to growth in the business as well as the timing of payments to our restaurant partners;

•

a decrease in prepaid expenses of $2.8 million for the nine months ended September 30, 2017 primarily related to a decrease in prepaid technology services compared to an increase of $2.9 million for the nine months ended September 30, 2016; and

•

an increase in accrued expenses of $7.9 million during the nine months ended September 30, 2017, primarily related to an increase in accrued advertising costs, compared to an increase of $2.4 million during the nine months ended September 30, 2016.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, acquisitions of businesses and certain assets of businesses, website and internal-use software development and the purchase of property and equipment to support the growth of the business.

For the nine months ended September 30, 2017, net cash used in investing activities was $85.2 million compared to $69.5 million for the same period in the prior year. The increase in net cash used in investing activities during the nine months ended September 30, 2017 was primarily the result of an increase in acquisitions of businesses and certain assets of businesses of $10.9 million.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted primarily of excess tax benefits related to stock-based compensation, repurchases of common stock, proceeds from the exercises of stock options, and taxes paid related to net settlement of stock-based compensation awards.

For the nine months ended September 30, 2017, net cash provided by financing activities was $4.5 million compared to $16.5 million for the nine months ended September 30, 2016. The decrease in net cash provided by financing activities during the nine months ended September 30, 2017 as compared to the same period in the prior year primarily resulted from the change in how excess tax benefits related to stock-based compensation are presented on the statement of cash flows due to the adoption of ASU 2016-09 in the first quarter of 2017. During the nine months ended September 30, 2016, excess tax benefits of $22.1 million were presented within financing activities on the statement of cash flows, whereas excess tax benefits of $5.7 million were recognized within net income during the nine months ended September 30, 2017 (see Note 2, Significant Accounting Policies, for additional details). The decrease in net cash provided financing activities was also due to an increase in taxes paid related to net share settlement of stock-based compensation awards of $6.5 million, partially offset by a decrease in repurchases of the Company’s common stock of $14.8 million.

Acquisitions of Businesses and Other Intangible Assets

On October 10, 2017, the Company acquired all of the issued and outstanding equity interests of Eat24 for $280.4 million in cash. See Note 14, Subsequent Events, for additional details.

On September 14, 2017, the Company acquired certain specified assets of OrderUp for $20.1 million in cash, including capitalized acquisition-related expenses of $0.1 million. The purchase price included a $1.5 million holdback amount for satisfaction of any indemnification, which was recorded in prepaid expenses and other current assets offset by a corresponding other accrued liability on the condensed consolidated balance sheets as of September 30, 2017.

On August 23, 2017, the Company acquired substantially all of the assets and certain expressly specified liabilities of Foodler for $51.0 million in cash, net of a net working capital adjustment receivable of $0.9 million and net of cash acquired of $0.1 million.

On May 5, 2016, the Company acquired LABite for $65.8 million in cash, net of cash acquired of $2.6 million.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations, inflation rate risk and other market related risks as follows:

Interest Rate Risk

The Company did not have any long-term borrowings under its Previous Credit Agreement as of September 30, 2017, however as of the filing of this Quarterly Report on Form 10-Q, outstanding borrowings under the Credit Agreement were $200 million, including $125.0 million of term loans and $75.0 million of revolving loans. The Company will be exposed to interest rate risk on its outstanding borrowings. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.25% and 2.00% and in the case of alternate base rate loans is between 0.25% and 1.00%, and in each case, is based upon the Company’s consolidated total net leverage ratio (as defined in the Credit Agreement). The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment test as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the

Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of September 30, 2017, the Company had $454.6 million in goodwill.

The annual goodwill impairment test consists of comparing the carrying value of the Company’s reporting unit against the fair value. The Company is considered one reporting unit. If the carrying value exceeds the fair value, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the fair value.

Management determined the fair value of the Company by using a market-based approach that utilized the market capitalization of the Company, as adjusted for factors such as a control premium. After consideration of the Company’s market capitalization, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount and further analysis was not necessary. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

As of the date of the filing of this Quarterly Report on Form 10-Q, the Company’s total contractual obligations have increased from those disclosed in the Company’s 2016 Form 10-K due to its borrowings under the Credit Agreement (see Note 14, Subsequent Events, for additional details) and the expansion of office space to support the growth in the business. Our commitments under the Credit Agreement and future minimum payments under non-cancelable operating leases for office facilities were as follows:

	Payments Due by Period Beginning on September 30, 2017
	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	More than 5 Years	Total
	(in thousands)
Terms loan and borrowings under the Credit Agreement	$2,344	$5,469	$6,250	$6,250	$8,594	$171,093	$200,000
Interest due on debt(a)	4,545	4,888	4,735	4,579	4,401	380	23,528
Operating lease obligations(b)	5,631	7,982	8,644	9,593	9,674	66,885	108,409
Total	$12,520	$18,339	$19,629	$20,422	$22,669	$238,358	$331,937
(a)	Interest due on debt includes scheduled interest payments at current interest rates.
(b)

The contractual commitment amounts under operating leases in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The table above does not reflect our option to exercise early termination rights or the payment of related early termination fees.

_________________________________________________________

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

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the nine months ended September 30, 2017.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2017 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2017.

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

During the three months ended September 30, 2017, the Company did not repurchase any of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Amendment of a Material Definitive Agreement

Chicago Lease

The Company, through its wholly-owned subsidiary Grubhub Holdings Inc., is party to a lease agreement, dated as of March 23, 2012, for the Company’s headquarters, located at 111 W. Washington Street, Chicago, Illinois 60602 (the “Burnham Center Building”), with Burnham Center – 111 West Washington, LLC (the “Burnham Center Landlord”) (as such lease agreement was amended on December 11, 2013, October 5, 2015 and May 6, 2016 (collectively, the “Existing Lease”)), pursuant to which the Company leases 128,477 square feet of space from Landlord (the “Existing Premises”).

On October 16, 2017, the Company entered into an amendment to the Existing Lease (the “Fourth Amendment”).  The term of the Existing Lease, as amended by Fourth Amendment, is extended through March 31, 2028 (the “Expiration Date).  The Fourth Amendment, among other things, increases the size of the Company’s headquarters in the Burnham Center Building by 17,608 square feet (“Fourth Amendment Expansion Space”) by November 1, 2017.

Pursuant to the Fourth Amendment, the Company is liable for its pro rata share of Burnham Center Building expenses and real estate taxes. Annual base rent for the Existing Premises and the Fourth Amendment Expansion Space, after taking into account the impact of rent abatements and the extended Expiration Date, is approximately as follows:

Year(s)	Annual Base Rent ($)
1 (beginning 10/1/2017)	2,184,200
2	3,344,400
3	3,417,400
4	3,490,400
5	3,563,500
6-10 (collectively)	23,412,300

In addition, the Burnham Center Landlord will contribute up to $1,541,784 toward the cost of initial tenant improvements, furniture, fixtures and equipment incurred by the Company to be used in the Expansion Premises.

The foregoing description of the Company’s lease arrangements is qualified in its entirety by the full text of the Existing Lease and the First, Second, Third and Fourth Amendments thereto, copies of which are filed hereto and are incorporated herein by reference as Exhibits 10.4, 10.5, 10.6 and 10. 7

Other Real Property Lease Information

New York Lease

The Company, through its wholly-owned subsidiary Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC. (f/k/a SeamlessWeb Professional Solutions, LLC), is party to a lease agreement, dated as of May 11, 2011, for the Company’s New York offices located at 1065 Avenue of the Americas, a/k/a 5 Bryant Park, New York, New York 10018 (the “Bryant Park Building”), with TrizecHahn 1065 Avenue of the Americas Property Owner LLC (the “Landlord”) (as such lease agreement was amended on July 26, 2013 (the “Lease”)), pursuant to which the Company leases 26,681 square feet of space from the Landlord (the “Original Premises”).

On September 27, 2017, the Company entered into an amendment to the Lease (the “Third Amendment”).  The Lease, as amended by the Third Amendment, expires approximately 134 months from on or about August 1, 2018 (the “Term”), with an option to renew for an additional five-year period at the Market Rent (as such term is defined in the Lease).  The Third Amendment, among other things, increases the size of the Company’s headquarters in the Bryant Park Building by 31,914 square feet (“12th Floor Premises”) by January 1, 2018 and by an additional 20,624 square feet (“13th Floor Premises” and, together with the 12th Floor Premises, the “Expansion Premises”) on or about August 1, 2018.

Pursuant to the Third Amendment, the Company is liable for its pro rata share of the Bryant Park Building expenses and real estate taxes. Annual base rent for the Original Premises and the Expansion Premises, after taking into account the impact of rent abatements, is approximately as follows:

Year(s)	Annual Base Rent ($)
1 (beginning 10/1/2017)	781,600
2	3,405,400
3	4,857,800
4	5,847,800
5	5,847,800
6-12 (collectively)	43,156,500

In addition, the Landlord will contribute up to $8,391,230 toward the cost of initial tenant improvements incurred by the Company in the Expansion Premises.

The foregoing description of the Company’s lease arrangements is qualified in its entirety by the full text of the Lease and the First, Second and Third Amendments thereto, copies of which are filed hereto and are incorporated herein by reference as Exhibits 10.8, 10.9, 10.10 and 10.11.

Item 6: Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Unit Purchase Agreement, dated as of August 3, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.	10-Q	001-36389	10.1	August 8, 2017

10.2

Amendment No. 1 to the Unit Purchase Agreement, dated as of October 10, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.

						X

10.3	Credit Agreement, dated as of October 10, 2017, by and among Grubhub Holdings Inc., Citibank, N.A., BMO Capital Markets Corp. and Merrill Lynch, Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, the other lenders party thereto, and Citibank N.A. as administrative agent.	8-K	001-36389	10.1	October 11, 2017

10.4	Office Building Lease, dated as of March 23, 2012, by and between 111 West Washington, LLC and Grubhub Holdings Inc. (f/k/a Grubhub, Inc.)	8-K	001-36389	10.1	October 9, 2015

10.5	First Amendment to Lease, dated December 11, 2013, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc. (f/k/a Grubhub, Inc.)	8-K	001-36389	10.1	October 9, 2015

10.6	Second Amendment to Lease, dated as of October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc. (f/k/a Grubhub, Inc.)	8-K	001-36389	10.1	October 9, 2015

10.7	Third Amendment to Lease, dated as of October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.					X

10.8	Fourth Amendment to Lease, dated as of October 16, 2017, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.					X

10.9

Office Building Lease, dated as of May 19, 2011, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC)

						X

10.10

First Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC)

						X

10.11

Second Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to and Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC)

						X

10.12

Third Amendment to Lease, dated as of September 27, 2017, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc. as successor-in-interest to Seamless North America, LLC

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

Date: November 8, 2017