Form 10-K
period 2017-12-31
GrubHub Inc.
filed 2018-02-28
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2017, was $3,292,229,504.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2018 was 87,194,255.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 24, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Grubhub Inc. as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015 and (ii) the results of acquired businesses from the relevant acquisition dates in 2017, 2016 and 2015. Unless otherwise stated or the context requires otherwise, when we refer to “Seamless,” we refer to the operations for Seamless Holdings Corporation and Seamless North America through August 8, 2013. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the plans, estimates, and beliefs of the Company (as defined below). Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.” The forward-looking statements in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” below for additional information.

PART I.

Item 1.	Business

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 80,000 local restaurants with hungry diners in more than 1,600 cities across the United States and is focused on transforming the takeout experience. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful two-sided network that creates additional value for both restaurants and diners as it grows.

For restaurants, takeout enables them to grow their business without adding seating capacity or wait staff. Advertising for takeout, typically done through the distribution of menus to local households or advertisements in local publications, is often inefficient and requires upfront payment with no certainty of success. In contrast, Grubhub provides restaurants on its platform with an efficient way to generate more takeout orders. Grubhub enables restaurants to access local diners at the moment when those diners are hungry and ready to purchase takeout. In addition, the Company does not charge the restaurants in its takeout marketplace any upfront or subscription fees, does not require any discounts from their full price menus and only gets paid for the orders the Company generates for them, providing restaurants with a low-risk, high-return solution. The Company charges restaurants a per-order commission that is primarily percentage-based. In many markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of December 31, 2017, the Company was providing delivery services in more than 80 markets across the country.

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

The Company generates revenues primarily when diners place an order on its platform. Restaurants pay a commission, typically a percentage of the transaction on orders that are processed through the Company’s platform. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. The Company also recognizes as revenue any fees charged to the diner for delivery services it provides. For most orders, diners use a credit card to pay the Company for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. The Company also deducts commissions for other transactions that go through its platform, such as cash transactions for restaurants partners, from the aggregate proceeds received. Additionally, the Company provides consolidated invoicing for its corporate program customers generally on a monthly basis.

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

Acquisitions of Business and Other Intangible Assets

On October 10, 2017, the Company acquired all of the issued and outstanding equity interests of Eat24, LLC (“Eat24”), a wholly-owned subsidiary of Yelp Inc. and provider of online and mobile food-ordering services for restaurants across the United States.

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

For a description of the Company’s acquisitions, see Note 3, Acquisitions, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On September 14, 2017, the Company acquired certain assets of OrderUp, Inc. (“OrderUp”), an online and mobile food-ordering company and wholly-owned subsidiary of Groupon, Inc. See Note 5, Goodwill and Acquired Intangible Assets, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Growth Strategy

The Company strives to make Grubhub an integral part of everyday life for restaurants and diners through the following growth strategies:

•

Grow the Takeout Marketplace. The Company intends to continue to grow the number of independent restaurants and restaurant chain outlets in existing and new geographic markets by providing them with opportunities to generate more takeout orders and by offering delivery services. The Company intends to continue to grow the number of diners and orders placed on the platform primarily through word-of-mouth referrals and marketing that encourages adoption of the Company’s ordering platform and increased order frequency.

•

Enhance the Platform. The Company plans to continue to invest in its websites and mobile products and its independent delivery network, develop new products and better leverage the significant amount of order data that the Company collects.

•

Deliver Excellent Customer Care. By meeting and exceeding the expectations of both restaurants and diners through customer service, the Company seeks to gain their loyalty and support for the platform.

•

Pursue Strategic Acquisitions and Partnerships. The Company intends to continue to pursue expansion opportunities in existing and new markets, as well as in core and adjacent categories through strategic acquisitions and partnerships that help accelerate the growth of the takeout marketplace.

Key Metrics

For a description of the Company’s key metrics, including Active Diners, Daily Average Grubs and Gross Food Sales, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

The Grubhub Solution

The Company focuses on providing value to both restaurants and diners through its takeout marketplace. Grubhub provides restaurants with more orders, helps them serve diners better, facilitates delivery logistics in many markets, and enables them to improve the efficiency of their takeout business. For diners, Grubhub makes takeout accessible, simple and enjoyable, enabling them to discover new restaurants and accurately and easily place their orders anytime and from anywhere.

Restaurant Benefits

With more than 80,000 restaurants on the Company’s platform as of December 31, 2017, management believes that Grubhub provides restaurants with the following key benefits:

•	More Orders. Through Grubhub, restaurants in the network receive more orders at full menu prices.
•	Targeted Reach. Restaurants in the network gain an online and mobile presence with the ability to reach their most valuable target audience—hungry diners in their area.
•	Low Risk, High Return. Grubhub generates higher margin takeout orders for its restaurant partners by enabling them to leverage their existing fixed costs.
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

Diner Benefits

With 14.5 million Active Diners as of December 31, 2017 and more than 334,000 combined Daily Average Grubs during the year ended December 31, 2017, management believes that Grubhub provides diners with the following key benefits:

•

Discovery. Grubhub aggregates menus and enables ordering from restaurants across more than 1,600 cities in the United States as of December 31, 2017, in most cases providing diners with more choices than the “menu drawer” and allowing them to discover hidden gems from local restaurants on the platform.

•

Convenience. Using Grubhub, diners do not need to place their orders over the phone. Grubhub provides diners with an easy-to-use, intuitive and personalized platform that makes ordering simple from any connected device.

•	Control and Transparency. The Grubhub platform empowers diners with a “direct line” into the kitchen, without having to talk to a distracted order-taker in an already error-prone process.
•	Service. For diners, Grubhub’s role is similar to that of the waiter in a restaurant, providing a critical layer of customer care that is typically missing in takeout.

Challenges

The Company faces several key challenges in continuing to grow its business and maintaining profitability. These challenges include that:

•	long-term growth depends on the Company’s ability to continue to expand its takeout marketplace of restaurants and diners in a cost-effective manner;
•	the ability to realize the benefits of the investment in the Company’s delivery network depends on the efficient utilization and expansion of such network;
•	the ability to realize the benefits of acquired businesses depends on the successful integration of the operations of the acquired businesses with those of the Company; and
•

while the Company’s primary competition remains the traditional offline takeout ordering method, new competitors could emerge and existing competitors could gain traction in the Company’s markets. These competitors may have greater resources and other advantages than Grubhub and could impact the Company’s growth rates and ability to maintain profitability.

Factors Affecting Performance

•

The Size of the Company’s Takeout Marketplace. Grubhub’s growth has come, and is expected to continue to come, from the Company’s ability to successfully expand its takeout marketplace, which occurs through the growth of the number of restaurants and diners on the platform. The Company believes that increases in the number of restaurants will make the platform more attractive to diners and increases in the number of diners will make the platform more attractive to restaurants. Furthermore, the number of popular restaurants in each local market is an important factor in making the platform more attractive to diners.
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

Products

Grubhub, Seamless and Eat24 Mobile Apps and Mobile Website

The Company offers diners access to the platform through its mobile applications designed for iPhone®, Android™, iPad®, Amazon Alexa® and Apple TV® devices. To use the mobile applications, diners either enter their delivery address or use geo-location and are presented with local restaurants that provide takeout. Diners can further refine their search results using the search capability, enabling them to filter results across cuisine types, restaurant names, menu items, proximity, ratings and other criteria. Once diners have found what they are looking for, they place their orders using easy-to-use and intuitive menus, enabling them to discover food choices, select options and provide specific instructions on a dish-by-dish basis. Once an order is received, the Company transmits it to the restaurant, while saving the diners’ preferences for future orders, thus providing diners with a convenient repeat order experience. Diners can also access the platform from their mobile devices through the mobile website using any mobile browser.

Grubhub, Seamless and Eat24 Websites

Diners can access the platform through www.grubhub.com, www.seamless.com and www.eat24.com. The websites provide diners with the same functionality as the Company’s mobile applications, including restaurant discovery, search and ordering. For restaurants, all website-based orders are received in the same way as the mobile orders, and the Company charges the same commission for both.

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

Delivery

The Company offers delivery services to restaurants in many of its markets. By providing delivery services, the Company is able to significantly broaden the number of restaurants it can offer to diners while enhancing the transparency, consistency and reliability of the diner experience. Delivery services benefit the restaurants by allowing them to focus on making great food while Grubhub handles the complexity of operating the delivery networks.

Grubhub for Restaurants

Restaurants have historically received orders from Grubhub through a facsimile or email and confirmed orders by phone. Though many restaurants on the Company’s platform still use this traditional method, a large portion of Grubhub’s restaurants use Grubhub for Restaurants, a responsive web application that can be accessed from computers and mobile devices, as well as Grubhub-provided tablets. Grubhub for Restaurants allows restaurants to electronically receive and display orders and provides operators with the capability to acknowledge receipt of the order, update the estimated completion time and status, specify driver pick-up times, monitor delivery status for delivery drivers in Grubhub’s network, update menu items and perform other administrative functions. Grubhub for Restaurants allows the Company to monitor orders throughout the takeout process (receipt, ready for pickup, on the way, etc.). In turn, Grubhub can make that information available to hungry diners who are waiting for their orders, thus providing greater transparency, reducing their frustration and making the takeout experience more enjoyable.

Point of Sale Integration

The Company also offers point of sale (“POS”) integration which allows restaurants to manage Grubhub orders and update their menus directly from their existing POS system, eliminating the need for additional devices. Grubhub has developed or is in the process of developing POS integrations with multiple major platforms including Oracle’s MICROS systems, NCR’s Aloha, RPOWER, Breadcrumb and Toast. These integrations help restaurants improve their in-store workflow, eliminate the time required to enter orders, create more transparency and potentially shorten the window between consumer order and meal preparation.

Restaurant Websites

The Company offers the restaurants in its network a turnkey website design and hosting service powered by template-driven technology, which provides restaurant partners with a simple yet effective online presence. Grubhub processes the orders placed through these websites through its platforms.

Allmenus and MenuPages

Allmenus.com and MenuPages.com (“MenuPages”) provide an aggregated database of approximately 650,000 menus from restaurants across all 50 U.S. states. The websites are searchable by cuisine type, restaurant name, menu items and other criteria. For those restaurants whose menus are posted on allmenus.com or MenuPages and which are also part of the Company’s restaurant network, the sites provide a link from their menus to grubhub.com and seamless.com, as applicable, through which diners can then place their orders, providing the Company with an efficient customer acquisition channel.

Customer Care

Restaurants

Customer care is an important component of Grubhub’s value proposition for restaurants, enabling them to focus on food preparation. The Company provides restaurants with 24/7 service, where representatives are able to assist with problems that may arise. The Company tracks and manages restaurant performance on the platform, helping restaurants manage capacity issues while ensuring that diners receive the service they expect.

In addition to operations-related services, the Company offers restaurants actionable insights based on the significant amount of order data the Company gathers, helping restaurants optimize their delivery footprint, menus, pricing and online profiles.

Diners

The customer care the Company offers to diners is also an important component of Grubhub’s value proposition, helping to generate diner satisfaction and positive word-of-mouth referrals. The Company believes that it is its responsibility to make diners happy. When diners contact the 24/7 customer care center, the Company typically helps them add items to orders that have already been placed and informs them of the status of their orders. The Company believes that its excellent customer care drives diner referrals, more frequent ordering and overall loyalty to the platform.

Geographic Markets

The Company’s geographic reach included more than 1,600 cities across the United States as of December 31, 2017. The Company generally has greater market penetration in densely populated metropolitan cities in the United States. During the years ended December 31, 2017, 2016 and 2015, the Company also generated a nominal amount of foreign revenues through its U.K. subsidiary.

Sales and Marketing

The Company’s sales team adds new restaurants to the network by emphasizing Grubhub’s low risk, high return proposition: providing more orders, without charging any upfront payments or subscription fees or requiring any discounts from a restaurant’s full price menus, and Grubhub only gets paid for orders it generates for them. The Company’s delivery network has also expanded the Company’s offerings and ability to attract restaurants that do not have their own delivery operations. Leads for new restaurants are generated either directly by the restaurant through the Company’s websites, including allmenus.com and MenuPages.com, or are self-prospected by the sales team. Once restaurants have joined the Company’s takeout marketplace, Grubhub representatives continue to work with them to maintain quality control and to increase their order volume. The sales team separately focuses on adding new corporate program clients by emphasizing Grubhub’s value proposition: a wide variety of ordering options for employees and proprietary tools that provide rule-based ordering and consolidated reporting and invoicing for employers.

The Company believes that its online ordering platform, innovative products and excellent customer care are its best and most effective marketing tools, helping to generate strong word-of-mouth referrals, which have been the primary driver of the Company’s diner growth. The Company’s integrated marketing efforts are aimed at encouraging new diners to try the platform and driving existing diners to engage more frequently with the platform. The Company uses both online as well as offline advertising.

Technology

The Company generally develops additional features for its platform in-house, focusing on quick release cycles and constant improvement. Grubhub’s web and mobile properties are either stored on secure remote servers and software networks through a public cloud provider or are hosted by a third-party provider of hosting services. The Company’s primary third-party hosting service providers are located in Illinois and Utah. The platform includes a variety of encryption, antivirus, firewall and patch-management technology to protect and maintain systems and computer hardware across the business. The Company relies on third-party off-the-shelf technology as well as internally developed and proprietary products and systems to ensure rapid, high-quality customer care, software development, website integration, updates and maintenance. The Company leverages off-the-shelf hardware and software platforms in order to build and customize its hardware-based products, such as tablets installed with the Grubhub for Restaurants application.

Customers

As of December 31, 2017, the Company served approximately 14.5 million Active Diners and over 80,000 restaurants. For the years ended December 31, 2017, 2016 and 2015, none of these Active Diners or restaurants accounted for 1% or more of the Company’s net revenues.

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

The Company’s online competition consists primarily of national and local service providers, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of chain restaurants that also offer takeout. Compared to other online platforms, Grubhub offers diners a wide range of choices, with over 80,000 restaurants on the Company’s platform, including low cost or no cost delivery, menu price parity with any other online ordering option and full price transparency with no hidden fees. The Company also competes for diners with online competitors on the basis of convenience, control and customer care. For restaurants, Grubhub competes with other online platforms based on its ability to generate additional orders, manage challenges such as customization, change orders, menu updates and specials and the ability to help them improve their operational efficiency, with product innovations like Grubhub for Restaurants and POS integration, as well as providing a seamless diner experience.

Management believes the Company competes favorably based on these factors and its singular focus on connecting restaurants and diners for takeout ordering. Although paper menus are still the Company’s biggest competition, based on available information regarding the number of diners and restaurants on the platform and the number of orders processed through the platform, management believes Grubhub is the largest online provider of takeout orders in the United States for independent and chain restaurants.

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

As of December 31, 2017, the Company had nearly 70 trademarks registered in the United States and eight registered abroad, including: “Grubhub,” “Seamless” and “MenuPages.” The Company has also filed five other trademark applications including three applications pending in the United States and one application pending abroad and may pursue additional trademark registrations to the extent management believes it will be beneficial and cost-effective. In 2017, the Company acquired six trademarks registered in the United States and Europe through the acquisition of Eat24 and Foodler.

As of December 31, 2017, the Company had ten patents issued in the United States, three of which are scheduled to expire in 2020, two of which are scheduled to expire in 2031, two of which are scheduled to expire in 2032, two of which are scheduled to expire in 2035, and one of which is scheduled to expire in 2036. The Company also had 13 patent applications pending in the United States and one patent application pending in foreign countries as of December 31, 2017, which seek to cover proprietary inventions relevant to the Company’s products and services. The Company may pursue additional patent protection to the extent management believes it will be beneficial and cost effective.

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

Employees

As of February 16, 2018, the Company had approximately 2,125 full-time equivalent employees. None of the Company’s employees is represented by a labor union with respect to his or her employment with Grubhub.

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

•	successfully expand our business in existing markets and enter new markets;
•	successfully provide restaurant delivery services in a cost-efficient manner;
•	adapt to rapidly evolving trends in the ways consumers and businesses interact with technology;
•	avoid interruptions or disruptions in our service;
•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;
•	hire, integrate and retain talented sales, customer care, technology and other personnel; and
•	effectively manage rapid growth in our personnel and operations.

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

We believe that growth of our business and revenue is dependent upon our ability to continue to grow our takeout marketplace in existing geographic markets by retaining our existing restaurants and diners and adding new restaurants and diners. The increase in restaurants attracts more diners to our platform and the increase in diners attracts more restaurants. This takeout marketplace takes time to build and may grow more slowly than we expect or than it has grown in the past. In addition, as we have become larger through organic growth, the growth rates for Active Diners, Daily Average Grubs and Gross Food Sales have at times slowed, and may similarly slow in the future, even if we continue to add restaurants and diners on an absolute basis. Although we expect that our growth rates will continue to slow during certain periods as our business increases in size, if we fail to retain either our existing restaurants (especially our most popular restaurants) or diners, the value of our takeout marketplace will be diminished. In addition, although we believe that many of our new restaurants and diners originate from word-of-mouth and other non-paid referrals from existing restaurants and diners, we also expect to continue to spend to acquire additional restaurants and diners. We cannot assure you that the revenue from the restaurants and diners we acquire will ultimately exceed the cost of acquisition.

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

We have experienced rapid growth in our headcount and operations, both through organic growth and recent acquisitions. This growth places substantial demands on management and our operational infrastructure. Many of our employees have been with us for fewer than 18 months. We have and intend to continue to make substantial investments in our technology, customer care, sales and marketing infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our Company culture. We may not be able to manage growth effectively. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, business and results of operations.

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

In addition, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. For example, we could be subject to claims related to the content published on allmenus.com and MenuPages.com, which contain approximately 650,000 menus, based on the fact that we do not obtain prior permission from restaurants to include their menus.

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

We are the subject of media coverage from time to time. Unfavorable publicity regarding our business model, content, personnel, customer care, technology, product changes, product quality or privacy practices could harm our reputation. Such negative publicity could also harm the size of our network and engagement and loyalty of our restaurants and diners, which could adversely impact our business and results of operations.

Our business, and that of our third-party providers and third-party data center, is subject to the risks of severe weather, earthquakes, fires, floods, hurricanes and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our business, particularly in areas of significant concentration like New York, Chicago and San Francisco, is subject to damage or interruption from severe weather, earthquakes, fires, floods, tornadoes, hurricanes, power losses, telecommunications failures, terrorist attacks, acts of war and similar events. For example, severe weather in Chicago, the location of our corporate headquarters and most of our customer care staff, could inhibit the ability of our customer care staff to get to work, which could result in service problems and complaints from restaurants or diners. As we rely heavily on our servers, computer and communications systems, as well as those of our third-party providers and third-party data centers, and the Internet to conduct our business and provide high quality customer service, disruptions could harm our ability to run our business, which could harm our results of operations and financial condition. For example, in 2017, hurricanes Harvey and Irma impacted business in the affected areas and in January 2016, Winter Storm Jonas caused certain restaurants to shut-down in New York City, and other East Coast cities, which resulted in restaurants being unable to fulfill orders on our platform. These events could also negatively impact diner activity or the ability of restaurants to continue to operate.

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

As part of our business strategy, we have and we will continue to selectively explore acquisition opportunities of companies and technologies to strengthen our platform. For example, in 2017 we completed the acquisitions of Eat24 and Foodler and in 2015 and 2016, we completed the acquisitions of DiningIn, Restaurants on the Run, Delivered Dish and LABite. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

We have registered, among numerous other trademarks, “Grubhub,” “Seamless” and “MenuPages” as trademarks in the United States. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and results of operations.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We have registered domain names for our websites that we use in our business, most importantly seamless.com, grubhub.com, eat24.com, MenuPages.com and allmenus.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn harm our business and results of operations.

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

For example, we are currently a defendant in a patent infringement suit filed by Ameranth, Inc. (“Ameranth”) in which we are alleged to infringe on patents relating to online ordering software. See Part I, Item 3, “Legal Proceedings,” and Part II, Item 8, Note 7, “Commitments and Contingencies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a further discussion of this litigation. This litigation could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable and, as a result of this litigation, we may be required to pay damages, an injunction may be entered against us, or a license or other right to continue to deliver an unmodified version of the service may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage restaurants and diners from using our products.

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

Our management team, including our CEO, has limited experience in managing publicly traded companies. Our management team and other personnel devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-

Oxley Act, we have taken various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which have required us to incur additional costs and expenses and could harm our results of operations.

Risks Related to Ownership of Our Common Stock

A significant portion of our common stock is held by our existing executive officers, directors and holders of 5% or more of our outstanding common stock, whose interests may differ from yours.

As of February 16, 2018, our current executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 57% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of your investment. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The trading price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Since shares of our common stock were sold in our IPO in April 2014 at a price of $26.00 per share, the reported high and low sales prices of our common stock have ranged from $17.77 to $96.58 through February 16, 2018. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the trading price of our common stock include the following:

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

We are responsible for implementing and maintaining adequate internal control over financial reporting and are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. While we have determined that our internal control over financial reporting was effective as of December 31, 2017, as indicated in our Management’s Report and Attestation Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we must continue to monitor and assess our internal control over financial reporting. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock. In addition, if we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NYSE or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our stock.

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

The Company’s principal executive offices are located at 111 W. Washington, Suite 2100, Chicago, Illinois 60602. As of December 31, 2017, the Company leased approximately 146,085 square feet of office space that houses the principal operations in Chicago, Illinois, approximately 81,219 square feet of office space in New York, New York and an aggregate of approximately 192,858 square feet of office space in various locations throughout the U.S. as a result of recent acquisitions and organic growth. The Company believes these facilities are in good condition and sufficient for its current needs, but may need to seek additional or expanded facilities if the business continues to grow.

Item 3.	Legal Proceedings

For a description of the Company’s material pending legal proceedings, please see Note 7, Commitments and Contingencies - Legal, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4:	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Grubhub Inc.’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

The Company’s common stock began trading on the NYSE under the symbol “GRUB” on April 4, 2014. Before then, there was no public market for the Company’s common stock.

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low intraday sales prices of the Company’s common stock as reported by the NYSE during the years ended December 31, 2017 and 2016:

	Intraday Sales Prices
	2017		2016
	High	Low	High	Low
First Quarter	$42.25	$32.53	$25.64	$17.77
Second Quarter	47.84	32.43	31.87	21.41
Third Quarter	57.61	42.42	44.58	29.42
Fourth Quarter	74.81	50.12	44.07	34.66

Holders

As of the close of business on February 16, 2018, there were approximately 38 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

There were no distributions to common and preferred stockholders during the years ended December 31, 2017, 2016 and 2015 and the Company currently intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company’s board of directors, subject to applicable laws, and will depend on a number of factors, including the Company’s financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the board of directors may deem relevant.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months and year ended December 31, 2017.

On February 8, 2018, the Company entered into an investment agreement to sell shares of the Company’s common stock, which is expected to occur prior to the end of the first quarter of 2018, pending regulatory approval. See Part II, Item 8, Note 15, Subsequent Events, to the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K for additional details.

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

During the three months and year ended December 31, 2017, the Company did not repurchase any of its common stock. See Part II, Item 8, Note 11, Stockholders' Equity, for additional details of common stock repurchased during the year ended December 31, 2016.

Company Stock Performance Graph

The following graph shows a comparison of cumulative total return for the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index from April 4, 2014 (the date the Company’s common stock commenced trading on the NYSE) through December 31, 2017. The graph assumes that $100 was invested at market close on April 3, 2014 in each of the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The cumulative total returns for the NYSE Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Grubhub Inc. under the Securities Act, or the Exchange Act.

Item 6.	Selected Financial Data

The selected financial data presented below reflects the results of operations and financial condition of (i) Seamless from January 1, 2013 through August 8, 2013 (the “Merger Date”) and for both Seamless and Grubhub Holdings Inc. after the Merger Date, (ii) Grubhub Inc. for the years ended December 31, 2014, 2015, 2016 and 2017 and as of December 31, 2013, 2014, 2015, 2016 and 2017, and (iii) the results of acquired businesses from the relevant acquisition dates in 2015, 2016 and 2017. The audited consolidated financial statements reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair presentation of the financial statements. The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2017	2016	2015	2014	2013(a)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$683,067	$493,331	$361,825	$253,873	$137,143
Total costs and expenses	593,317	410,208	300,403	208,889	122,254
Income before provision for income taxes	89,648	83,852	61,929	44,984	14,889
Net income attributable to common stockholders	98,983	49,557	38,077	24,263	6,747
Net income per share attributable to common stockholders:
Basic	$1.15	$0.58	$0.45	$0.33	$0.14
Diluted	$1.12	$0.58	$0.44	$0.30	$0.12
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$257,695	$323,619	$310,741	$313,137	$86,542
Working capital(b)	185,935	285,847	266,662	241,199	25,880
Total assets	1,543,769	1,197,507	1,060,248	978,877	759,124
Redeemable common stock	—	—	—	—	18,415
Total stockholders’ equity	1,117,816	972,119	877,596	770,522	557,375
Other Financial Information:
Adjusted EBITDA(c)	$183,988	$144,646	$104,967	$78,703	$38,134
Cash Flow Data:
Net cash provided by operating activities	$152,740	$97,678	$44,755	$72,904	$40,819
Net cash provided by (used in) investing activities	(336,962)	(45,519)	(116,397)	(118,740)	6,245
Net cash provided by (used in) financing activities	178,059	19,344	39,404	161,332	(1,842)

Reflects results of acquired businesses from the relevant acquisition dates.

(a)	Includes results for Seamless through the Merger Date, and of Grubhub Holdings Inc., for the remainder of the period.
(b)	Working capital is calculated as current assets less current liabilities.
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

Includes the following items:

For 2017: Acquisition of Eat24 and Foodler for an aggregate of $333.3 million in cash, $174.2 million of borrowings under the the Company’s credit facility net of repayments of $25.8 million, $61.2 million of proceeds from maturities of investments net of purchases, income tax benefit of $34.1 million related to the Tax Cuts and Jobs Act (the “Tax Act”) (see Part II, Item 8, Note 10, Income Taxes), acquisitions of other intangible assets including certain assets of OrderUp of $25.1 million and acquisition-related and non-recurring legal costs of $9.6 million.

For 2016: Acquisition of LABite for $65.8 million in cash, $58.0 million of proceeds from maturities of investments net of purchases and repurchases of common stock of $14.8 million.

For 2015: Acquisition of three restaurant delivery services for an aggregate of $73.9 million in cash and net purchases of investments of $30.8 million.

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

Key Business Metrics

To analyze the Company’s business performance, determine financial forecasts and help develop long-term strategic plans, management reviews the following key business metrics:

	Year Ended December 31,
	2017	2016	2015	2014	2013(a)
Key Business Metrics:
Active Diners(b)	14,462,000	8,174,000	6,746,000	5,029,000	3,421,000
Daily Average Grubs(c)	334,000	274,800	227,100	182,800	107,900
Gross Food Sales (in millions)(d)	$3,783.7	$2,998.1	$2,353.6	$1,787.4	$1,014.9

Reflects results of acquired businesses from the relevant acquisition dates.

(a)	Includes results for Seamless through the Merger Date, and of Grubhub Holdings Inc., for the remainder of the period.
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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Grubhub Inc. as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015 and (ii) the results of acquired businesses from the relevant acquisition dates in 2017, 2016 and 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors”. This overview summarizes the MD&A, which includes the following sections:

•	Our Business –for a general description of our business, strategy, challenges and products and services see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
•

Significant Accounting Policies and Critical Estimates – for further discussion of accounting policies that require critical judgments and estimates see Part II, Item 8, Note 2, Summary of Significant Accounting Policies, of the accompanying notes to our consolidated financial statements in this Annual Report on Form 10-K.

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

For a description of our significant accounting policies including critical judgments and estimates, see Part II, Item 8, Note 2, “Summary of Significant Accounting Policies” of the accompanying notes to our consolidated financial statements in this Annual Report on Form 10-K.

Operations Review

Executive Overview

In 2017, we continued our strong growth trajectory, generating 38% revenue growth and a 100% increase in net income compared to 2016.

Compared to 2016, our revenues increased by $189.7 million, or 38%, to $683.1 million for the year ended December 31, 2017. The increase was primarily related to the significant growth in Active Diners, which increased from 8.2 million as of December 31, 2016 to 14.5 million at the end of December 31, 2017, driving an increase in Daily Average Grubs to 334,000 during the year ended December 31, 2017 from 274,800 Daily Average Grubs during 2016. We processed $3.8 billion in Gross Food Sales in 2017, a 26% increase from the $3.0 billion in Gross Food Sales processed in 2016. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders as well as the impact of recent acquisitions. In addition, revenue increased during the year ended December 31, 2017 compared to the same period in 2016 due to an increase in our average commission rates, the inclusion of results from our recent acquisitions (see Part II, Item 8, Note 3, Acquisitions), and a higher average order size.

Net income increased by $49.4 million to $99.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily related to the increase in revenues described above as well an income tax benefit of $34.1 million related to the Tax Act (see Part II, Item 8, Note 10, Income Taxes) and excess tax benefits of $7.1 million related to stock-based compensation recognized in income tax benefit for the year ended December 31, 2017. These increases were partially offset by an increase in operating expenses to support higher order volume including delivery related expenses and payment processing costs; an increase in certain other expenses to support organic growth in the business, including compensation and benefits expense and advertising; as well as increased expenses related to recent acquisitions including depreciation and amortization of intangible assets, acquisition-related expenses and other general and administrative expenses of the acquired companies.

On October 10, 2017, we acquired all of the issued and outstanding equity interests of Eat24 and on August 23, 2017, we acquired substantially all of the assets and certain expressly specified liabilities of Foodler. The aggregate purchase price for the acquisitions was $332.8 million, including net cash and non-cash consideration. Additionally, on September 14, 2017, we acquired certain assets of OrderUp, an online and mobile food-ordering company and wholly-owned subsidiary of Groupon, Inc. (“Groupon”) for $20.1 million in cash. The acquisition of businesses and other intangible assets has increased the breadth and depth of our network of restaurants and diners and expanded our takeout marketplace, including delivery services in certain markets. Additionally, we announced a strategic partnership with Yelp Inc. (“Yelp”) whereby Grubhub will be the preferred partner powering online ordering from restaurants on the Yelp platform. We also partnered Groupon in 2017 under a similar arrangement.

On October 10, 2017, we entered into a credit agreement which provides for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million (the “Credit Agreement”), subject to an increase of up to an additional $150 million under certain conditions. The Credit Agreement replaced our previous $185.0 million revolving credit facility. On October 10, 2017, the Company borrowed $200 million under the Credit Agreement to finance a portion of the purchase price and transaction costs in connection with the acquisition of Eat24. During the year ended December 31, 2017, we made principal payments of $25.8 million from cash flows from operations. As of December 31, 2017, outstanding borrowings under the Credit Agreement were $174.2 million.

On February 8, 2018, we entered into an investment agreement with Yum Restaurant Services Group, LLC, in which we agreed to issue and sell shares of our common stock for an aggregate purchase price of $200.0 million, subject to certain closing conditions, including regulatory approval. See Part II, Item 8, Note 15, Subsequent Events, to our consolidated financial statements in this Annual

Report on Form 10-K for additional details. Concurrent with the investment agreement, we entered into a services agreement with Yum! Brands, Inc. (“Yum! Brands”) to provide online ordering and delivery services to Yum! Brands restaurants across the U.S.

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

Gross Food Sales.

We calculate Gross Food Sales as the total value of food, beverages, taxes, prepaid gratuities, and any diner-paid delivery fees processed through our platform. We include all revenue generating orders placed on our platform. Gross Food Sales is an important metric for us because the total volume of food sales transacted through our platform is a key revenue driver. Because we act as an agent of the merchant in the transaction, we recognize as revenues only our commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

Our key business metrics are as follows for the periods presented:

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Active Diners	14,462,000	8,174,000	6,746,000	77%	21%
Daily Average Grubs	334,000	274,800	227,100	22%	21%
Gross Food Sales (in millions)	$3,783.7	$2,998.1	$2,353.6	26%	27%

We experienced significant growth across all of our key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the periods presented.

2017 compared to 2016

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the year ended December 31, 2017 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, technology and product improvements. The increase in our key business metrics, particularly Active Diners, was also impacted by the inclusion of results from recent acquisitions.

2016 compared to 2015

Growth in all metrics was primarily attributable to increased product and brand awareness by diners primarily as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, as well as, to a lesser extent, an increase from the inclusion of results from 2016 acquisitions.

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

Costs and Expenses

Operations and Support

Operations and support expenses consist of salaries and benefits, stock-based compensation expense and bonuses for salaried employees and payments to independent contractors engaged in customer care, operations and restaurant delivery services. Operations and support expenses also include payment processing costs for diner orders, costs of uploading and maintaining restaurant menu content, communications costs related to orders, facilities costs allocated on a headcount basis and other expenses related to operating and maintaining an independent delivery network.

Sales and Marketing

Sales and marketing expenses contain advertising expenses including search engine marketing, television, online display, media and other programs. Sales and marketing expenses also consist of salaries, commissions, benefits, stock-based compensation expense and bonuses for restaurant sales, restaurant sales support, corporate customer sales and marketing employees, payments to contractors and facilities costs allocated on a headcount basis.

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

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of amortization of acquired intangibles and depreciation of computer equipment, furniture and fixtures, leasehold improvements and capitalized website and software development costs.

Income Tax (Benefit) Expense

Income tax (benefit) expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, excess tax benefits or deficiencies from stock-based compensation and net operating loss carryforwards.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenues:

	Year Ended December 31,
	2017		2016		2015
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Revenues	$683,067	100%	$493,331	100%	$361,825	100%
Costs and expenses:
Operations and support	269,453	39%	171,756	35%	107,424	30%
Sales and marketing	150,730	22%	110,323	22%	91,150	25%
Technology (exclusive of amortization)	56,263	8%	42,454	9%	32,782	9%
General and administrative	65,023	10%	50,482	10%	41,013	11%
Depreciation and amortization	51,848	8%	35,193	7%	28,034	8%
Total costs and expenses(a)	593,317	87%	410,208	83%	300,403	83%
Income from operations	89,750	13%	83,123	17%	61,422	17%
Interest (income) expense - net	102	0%	(729)	0%	(507)	0%
Income before provision for income taxes	89,648	13%	83,852	17%	61,929	17%
Income tax (benefit) expense	(9,335)	(1%)	34,295	7%	23,852	7%
Net income attributable to common stockholders	$98,983	14%	$49,557	10%	$38,077	11%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$183,988	27%	$144,646	29%	$104,967	29%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA” below.

Revenues

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(in thousands)
Revenues	$683,067	$493,331	$361,825	38%	36%

2017 compared to 2016

Revenues increased by $189.7 million, or 38%, for the year ended December 31, 2017 compared to 2016. The increase was primarily related to significant growth in Active Diners, which increased from 8.2 million to 14.5 million at the end of each year, driving an increase in Daily Average Grubs to 334,000 during the year ended December 31, 2017 from 274,800 Daily Average Grubs during 2016. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders, as well as the impact of recent acquisitions. In addition, revenue increased during the year ended December 31, 2017 compared to 2016 due to an increase in our average commission rates, the inclusion of results from the acquisitions (see Part II, Item 8, Note 3, “Acquisitions,” to our consolidated financial statements in this Annual Report on Form 10-K) and a higher average order size.

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

Operations and Support

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(in thousands, except percentages)
Operations and support	$269,453	$171,756	$107,424	57%	60%
Percentage of revenues	39%	35%	30%

2017 compared to 2016

Operations and support expense increased by $97.7 million, or 57%, for the year ended December 31, 2017 compared to 2016. This increase was primarily attributable to the 26% growth in Gross Food Sales and the related increase in expenses to support higher order volumes including expenses related to delivering orders, customer care and operations personnel costs, payment processing costs, and the inclusion of results from the acquisitions. Delivery expenses increased disproportionally with revenue growth during the year ended December 31, 2017 compared to the prior year due to organic growth of delivery orders and expansion of the delivery network in general.

2016 compared to 2015

Operations and support expense increased by $64.3 million, or 60%, for the year ended December 31, 2016 compared to 2015. This increase was primarily attributable to expenses related to delivery services and increases in other expenses to support the 27% growth in Gross Food Sales and related orders including an increase in customer care and operations personnel costs and higher payment processing costs. Delivery expenses increased during the year ended December 31, 2016 compared to the prior year due to organic growth of our delivery network and the current and prior year acquisitions.

Sales and Marketing

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(in thousands, except percentages)
Sales and marketing	$150,730	$110,323	$91,150	37%	21%
Percentage of revenues	22%	22%	25%

2017 compared to 2016

Sales and marketing expense increased by $40.4 million, or 37%, for the year ended December 31, 2017 compared to 2016. The increase was primarily attributable to an increase of $31.7 million in our advertising campaigns across most media channels. The increase in sales and marketing expense was also due to the 19% growth in our sales and marketing teams and related commissions, salaries, benefits, payroll taxes, and stock-based compensation expense and the impact of recent acquisitions. Sales and marketing expense was 22% of revenues, consistent with 2016.

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

Technology (exclusive of amortization)

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(in thousands, except percentages)
Technology (exclusive of amortization)	$56,263	$42,454	$32,782	33%	30%
Percentage of revenues	8%	9%	9%

2017 compared to 2016

Technology expense increased by $13.8 million, or 33%, for the year ended December 31, 2017 compared to 2016. The increase was primarily attributable to the 36% growth in our technology team, including salaries, benefits, stock-based compensation expense, payroll taxes, and bonuses to support the growth and development of our platform.

2016 compared to 2015

Technology expense increased by $9.7 million, or 30%, for the year ended December 31, 2016 compared to 2015. The increase was primarily attributable to 21% growth in our technology team, including salaries, benefits, payroll taxes, stock-based compensation expense and bonuses, as well as higher consulting costs to support the growth and development of our platform.

General and Administrative

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(in thousands, except percentages)
General and administrative	$65,023	$50,482	$41,013	29%	23%
Percentage of revenues	10%	10%	11%

2017 compared to 2016

General and administrative expense increased by $14.5 million, or 29%, for the year ended December 31, 2017 compared to 2016. The increase was primarily attributable to acquisition-related expenses for recent transactions, legal fees, higher stock-based and other compensation expense, inclusion of the results of operations of recent acquisitions, as well as increases in a number of miscellaneous expenses required to support growth in the business.

2016 compared to 2015

General and administrative expense increased by $9.5 million, or 23%, for the year ended December 31, 2016 compared to 2015. The increase was primarily attributable to higher stock-based compensation expense including the impact of the accelerated vesting of restricted stock awards to certain terminated employees in the first quarter of 2016, the inclusion of general and administrative expenses from the Company’s recent acquisitions, acquisition-related expenses and a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(in thousands, except percentages)
Depreciation and amortization	$51,848	$35,193	$28,034	47%	26%
Percentage of revenues	8%	7%	8%

2017 compared to 2016

Depreciation and amortization expense increased by $16.7 million, or 47%, for the year ended December 31, 2017 compared to 2016. The increase was primarily attributable to the amortization of recently acquired intangible assets, higher depreciation and amortization expense related to an increase in capital spending on internally developed software, and depreciation expense related to the additions of restaurant facing technology, leasehold improvements and office equipment to support the growth of our business. The increase was partially offset by a decrease in amortization expense related to acquired developed technology and trademark intangible assets that became fully amortized in the first quarter of 2017.

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

Income Tax (Benefit) Expense

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(in thousands, except percentages)
Income tax (benefit) expense	$(9,335)	$34,295	$23,852	(127%)	44%
Effective income tax rate	(10%)	41%	39%

2017 compared to 2016

Income tax expense decreased by $43.6 million for the year ended December 31, 2017 compared to 2016. The decrease was primarily due to the decrease in the effective income tax rate from 41% to negative 10% during the respective periods, partially offset by the increase in income before provision for income taxes due to the factors described above. The current period effective tax rate was primarily affected by the Tax Act and the adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), during the first quarter of 2017. The Tax Act resulted in an income tax benefit of $34.1 million during the year ended December 31, 2017 primarily as a result of the decrease in the corporate income tax rate from 35% to 21% (see Part II, Item 8, Note 10, Income Taxes, to the Company’s consolidated financial statements in the Annual Report on Form 10-K for further description of the Tax Act and the impact to the Company). Additionally, during the year ended December 31, 2017, we recognized a discrete excess tax benefit from stock-based compensation of $7.1 million in accordance with ASU 2016-09. We anticipate the potential for increased periodic volatility in future effective tax rates based on the continued application of the ASU 2016-09. See Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements in this Annual Report on Form 10-K for additional details related to the adoption of ASU 2016-09.

2016 compared to 2015

Income tax expense increased by $10.4 million for the year ended December 31, 2016 compared to 2015. The increase was due to the increase in income before provision for income taxes due to the factors described above as well as an increase in the effective tax rate from prior year. The increase in the effective tax rate was primarily due to the increase in the effective state income tax rate primarily as a result of the acquisition of LAbite.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net income adjusted to exclude acquisition and restructuring costs, non-recurring legal costs, income taxes, net interest (income) expense, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Year Ended December 31,
	2017	2016	2015

Net income	$98,983	$49,557	$38,077
Income taxes	(9,335)	34,295	23,852
Interest expense - net(a)	102	—	—
Depreciation and amortization	51,848	35,193	28,034
EBITDA	141,598	119,045	89,963
Acquisition, restructuring and legal costs(b)	9,642	2,042	1,554
Stock-based compensation	32,748	23,559	13,450
Adjusted EBITDA	$183,988	$144,646	$104,967
(a)

Due to interest incurred on borrowings under the Credit Agreement during the three months ended December 31, 2017 (see Part II, Item 8, Note 8, Debt, to the Company’s consolidated financial statements in this Annual Report on Form 10-K for additional details) the Company has updated its calculation of Adjusted EBITDA to include net interest expense. The Company did not recast periods prior to 2017 due to the insignificance of net interest income in those periods.

(b)

Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with acquisition and restructuring initiatives. Legal costs included above are not expected to be recurring (see Part II, Item 8, Note 7, Commitments and Contingencies, to the Company’s consolidated financial statements in this Annual Report on Form 10-K for additional details).

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $234.1 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $23.6 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. We generate a significant amount of cash flows from operations and have additional availability under our revolving credit facility, as necessary. Additionally, we expect to have access to proceeds of $200.0 million resulting from the sale of our common stock in the first quarter of 2018 as further described below.

As of December 31, 2017, cash and cash equivalents of $234.1 million included $8.1 million held in the accounts of our U.K. subsidiary, Seamless Europe, Ltd. In accordance with the Tax Act, we recorded a tax liability of $0.4 million as of December 31, 2017 related to the one-time tax on the accumulated earnings of our U.K. subsidiary of approximately $9.5 million. We plan to repatriate the cash from our U.K. subsidiary to the U.S. and we estimate no additional tax liability as there are no applicable withholding taxes for the repatriation of unremitted earnings of our U.K. subsidiary (see Part II, Item 8, Note 10, Income Taxes, for additional details).

Amounts deposited with third-party financial institutions exceed Federal Deposit Insurance Corporation and Securities Investor Protection insurance limits, as applicable. These cash, cash equivalents and short-term investments balances could be affected if the underlying financial institutions fail or if there are other adverse conditions in the financial markets. We have not experienced any loss or lack of access to our invested cash, cash equivalents or short-term investments; however, such access could be adversely impacted by conditions in the financial markets in the future.

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

On January 22, 2016, our Board of Directors approved a program that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. Repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate us to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. We did not repurchase any of our common stock during the year ended December 31, 2017. During the year ended December 31, 2016, we repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

On October 10, 2017, we entered into a new Credit Agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million. In addition, we may incur up to $150 million of incremental revolving loans or incremental revolving term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available until October 9, 2022. The Credit Agreement replaced our $185.0 million credit facility, which was due to expire on April 28, 2021. See Part II, Item 8, Note 8, Debt, for additional details

On October 10, 2017, the Company borrowed $200 million under the Credit Agreement to finance a portion of the purchase price and transaction costs in connection with the acquisition of Eat24. During the year ended December 31, 2017, we made principal payments of $25.8 million from cash flows from operations, including $25.0 million applied to the revolver and $0.8 million of term loan principal payments. As of December 31, 2017, outstanding borrowings under the Credit Agreement were $174.2 million. The undrawn portion of the revolving loan of $175.0 million was available as of December 31, 2017. Additional capacity on the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions

The Credit Agreement contains customary covenants that, among other things, require us to satisfy certain financial covenants and may restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Credit Agreement becoming immediately due and payable and in the termination of the commitments. We were in compliance with the covenants of the Credit Agreement as of December 31, 2017. The Company expects to remain in compliance for the foreseeable future.

On February 8, 2018, we entered into an Investment Agreement with Yum Restaurant Services Group, LLC (the “Investor”). Pursuant to the Investment Agreement, we agreed to issue and sell to the Investor 2,820,464 shares of our common stock (the “Acquired Shares”), for a purchase price of $70.9103 per Acquired Share and an aggregate purchase price of $200.0 million (the “Investment”), subject to certain closing conditions. We expect the closing of the Investment to occur prior to the end of the first quarter of 2018, pending regulatory approval. We expect to use proceeds from the Investment for general corporate purposes which may include accelerating the expansion of delivery services, investing in the platform and pursuing growth opportunities. See Part II, Item 8, Note 15, Subsequent Events, for additional details.

The following table sets forth certain cash flow information for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$152,740	$97,678	$44,755
Net cash used in investing activities	(336,962)	(45,519)	(116,397)
Net cash provided by financing activities	178,059	19,344	39,404

Cash Flows Provided by Operating Activities

For the year ended December 31, 2017, net cash provided by operating activities was $152.7 million compared to $97.7 million for the same period in 2016. The increase in cash flows from operations was driven primarily by an increase in net income of $49.4 million and changes in our operating assets and liabilities, partially offset by a decrease in non-cash expenses. Changes in non-cash expenses primarily related to a decrease in deferred taxes of $32.2 million primarily related to the Tax Act, largely offset by an increase in depreciation and amortization of $16.7 million and an increase of $9.2 million related to stock-based compensation. During the years ended December 31, 2017 and 2016, significant changes in our operating assets and liabilities, net of effects of business acquisitions, resulted from the following:

•

an increase in accrued expenses of $17.3 million during the year ended December 31, 2017, primarily related to an increase in deferred revenue related to outstanding diner gift cards, accrued advertising costs, accrued payroll withholding taxes and other accrued operating costs, compared to a decrease of $0.6 million during the year ended December 31, 2016;

•

a decrease in prepaid expenses of $4.1 million for the year ended December 31, 2017, primarily related to a decrease in prepaid technology services compared to an increase of $8.8 million for the year ended December 31, 2016;

•

an increase in accounts receivable of $27.8 million compared to an increase of $17.5 million for the year ended December 31, 2016 primarily due to growth in the business and the timing of the receipt of processor payments at year-end, as well as an increase in our tax refund receivable for the year ended December 31, 2017; and

•

an increase in our restaurant food liability of $8.6 million for the year ended December 31, 2017 compared to an increase of $16.5 million for the year ended December 31, 2016 due the timing of payments to our restaurant partners at year-end.

For the year ended December 31, 2016, net cash provided by operating activities was $97.7 million, driven primarily by net income of $49.6 million and non-cash expenses, including $35.2 million related to depreciation and amortization and $23.6 million related to stock-based compensation, partially offset by significant changes in our operating assets and liabilities of $13.6 million. Significant changes in our operating assets and liabilities resulted from an increase in accounts receivable of $17.5 million due to the timing of processor payments at year-end, an increase in prepaid expenses and other assets of $8.8 million primarily related to an increase in prepaid application hosting, insurance and software license to support growth in the business and a decrease in accounts payable of $3.2 million due to the timing of payments, partially offset by an increase in our restaurant food liability of $16.5 million due to growth in our business and the timing of payments to the restaurants at December month-end.

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

Cash Flows Used in Investing Activities

Our primary investing activities during the periods presented consisted primarily of acquisitions of businesses and certain assets of businesses, purchases of and proceeds from maturities of short-term investments, website and internal-use software development and the purchase of property and equipment to support the growth of the business.

For the year ended December 31, 2017, net cash used in investing activities was $337.0 million compared to $45.5 million in 2016. The increase in net cash used in investing activities was primarily the result of an increase in the acquisition of businesses and certain assets of businesses of $292.3 million in 2017.

For the year ended December 31, 2016, net cash used in investing activities was $45.5 million compared to $116.4 million in 2015. The decrease in net cash used in investing activities was primarily the result of an increase in proceeds from maturities of short-

term investments of $94.8 million and a decrease in the acquisition of businesses of $8.1 million, partially offset by increases in purchases of property and equipment of $19.9 million, purchases of investments of $6.0 million, and capitalized website and development costs of $5.7 million.

For the year ended December 31, 2015, net cash used in investing activities was $116.4 million which was primarily due to purchases of short-term investments of $220.7 million and acquisitions of businesses of $73.9 million, partially offset by maturities of short-term investments of $189.9 million.

Cash Flows Provided by Financing Activities

Our financing activities during the periods presented consisted primarily of borrowings and repayments of proceeds under the Credit Agreement, excess tax benefits related to stock-based compensation, proceeds from the exercises of stock options, repurchases of common stock and taxes paid related to net settlement of stock-based compensation awards.

For the year ended December 31, 2017, net cash provided by financing activities was $178.1 million compared to $19.3 million for the year ended December 31, 2016. The increase in cash provided by financing activities during the year ended December 31, 2017 as compared to 2016 primarily resulted from borrowings under the Credit Agreement of $200.0 million, of which $25.8 million was repaid during the year ended December 31, 2017, as well as an increase due to repurchases of our common stock of $14.8 million during the year ended December 31, 2016. The increase in cash provided by financing activities was partially offset by the change in how excess tax benefits related to stock-based compensation are presented on the statement of cash flows due to the adoption of ASU 2016-09 in the first quarter of 2017. During the year ended December 31, 2016, excess tax benefits of $24.9 million were presented within financing activities on the statement of cash flows, whereas excess tax benefits of $7.1 million were recognized within net income during the year ended December 31, 2017 (see Part II, Item 8, Note 2, “Significant Accounting Policies”, for additional details).

For the year ended December 31, 2016, net cash provided by financing activities was $19.3 million compared to $39.4 million for the year ended December 31, 2015. The decrease in cash provided by financing activities during the year ended December 31, 2016 as compared to 2015 primarily resulted from repurchases of the Company’s common stock of $14.8 million.

For the year ended December 31, 2015, net cash provided by financing activities of $39.4 million primarily resulted from excess tax benefits related to stock-based compensation of $27.8 million and proceeds from the exercise of stock options of $11.9 million.

Contractual Obligations and Other Commitments

We have offices located in Chicago, Illinois and New York, New York, as well as smaller offices throughout the U.S. as a result of recent acquisitions and organic growth, with various lease terms through September 2029. The office lease for our headquarters in Chicago, Illinois expires in March 2028. The terms of the lease agreements provide for rental payments that increase on an annual basis. We recognize rent expense on a straight-line basis over the lease period. We do not have any capital lease obligations as of December 31, 2017 and all of our material property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties.

Our debt and interest payments and future minimum payments under non-cancelable operating leases for equipment and office facilities were as follows as of December 31, 2017:

	As of December 31, 2017
	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	More than 5 Years	Total
	(in thousands)
Debt	$3,906	$6,250	$6,250	$7,031	$7,031	$143,751	$174,219
Interest due on debt(a)	5,255	5,115	4,939	4,763	3,500	—	23,572
Operating lease obligations(b)	7,714	10,822	11,566	11,527	9,952	64,546	116,127
Total	$16,875	$22,187	$22,755	$23,321	$20,483	$208,297	$313,918
(a)	Interest due on debt includes scheduled interest payments at current interest rates.
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

_________________________________________________________

We also have accrued management bonuses as of December 31, 2017, included in accrued payroll on the consolidated balance sheets, which are expected to be paid in the first quarter of 2018.

Acquisitions of Businesses and Other Intangible Assets

On October 10, 2017, we acquired all of the issued and outstanding equity interests of Eat24. On August 23, 2017, we acquired substantially all of the assets and certain expressly specified liabilities of Foodler. We paid an aggregate of $333.3 million in cash to acquire Eat24 and Foodler, net of cash acquired of $0.1 million and excluding a net working capital adjustment receivable of $0.7 million and non-cash consideration of $0.3 million. See Part II, Item 8, Note 3, Acquisitions, for additional details.

In January of 2017, we entered into an agreement with Zoomer Inc. allowing us to engage the services of certain former Zoomer employees and consultants. In September of 2017, we acquired certain specified assets of OrderUp. We paid an aggregate of $25.1 million related to acquisition of these intangibles during the year ended December 31, 2017. See Part II, Item 8, Note 5, Goodwill and Acquired Intangibles, for additional details.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

As of December 31, 2017, outstanding borrowings under the Credit Agreement were $174.2 million, including $124.2 million of term loans and $50.0 million of revolving loans. We are exposed to interest rate risk on our outstanding borrowings. Under the Credit Agreement, the loans bear interest, at our option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.25% and 2.00% and in the case of alternate base rate loans is between 0.25% and 1.00%, and in each case, is based upon our consolidated total net leverage ratio (as defined in the Credit Agreement). We do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. We assess market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income and cash flows. As our investment portfolio is short-term in nature, management does not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair value of our portfolio, and therefore management does not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that we would need to sell our investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the consolidated statements of operations. See Part II, Item 8, Note 4, “Marketable Securities” in this Annual Report on Form 10-K, for additional detail.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition.

Risks Related to Market Conditions

We perform our annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of December 31, 2017, we had $589.9 million in goodwill on the consolidated balance sheets.

Based on our annual and interim assessments, management concluded that as of December 31, 2017, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. For further details of our interim and annual assessments, see the discussion above in Part II, Item 8, Note 2, “Summary of Significant Accounting

Policies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K concerning goodwill. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contingencies

For a discussion of certain litigation involving our Company, see Part II, Item 8, Note 7, “Commitments and Contingencies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a description of the various accounting standards adopted during the year ended December 31, 2017. Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

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

GRUBHUB INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$683,067	$493,331	$361,825
Costs and expenses:
Operations and support	269,453	171,756	107,424
Sales and marketing	150,730	110,323	91,150
Technology (exclusive of amortization)	56,263	42,454	32,782
General and administrative	65,023	50,482	41,013
Depreciation and amortization	51,848	35,193	28,034
Total costs and expenses	593,317	410,208	300,403
Income from operations	89,750	83,123	61,422
Interest (income) expense - net	102	(729)	(507)
Income before provision for income taxes	89,648	83,852	61,929
Income tax (benefit) expense	(9,335)	34,295	23,852
Net income attributable to common stockholders	$98,983	$49,557	$38,077
Net income per share attributable to common stockholders:
Basic	$1.15	$0.58	$0.45
Diluted	$1.12	$0.58	$0.44
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	86,297	85,069	84,076
Diluted	88,182	86,135	85,706

GRUBHUB INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$98,983	$49,557	$38,077
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	850	(1,474)	(342)
COMPREHENSIVE INCOME	$99,833	$48,083	$37,735

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234,090	$239,528
Short-term investments	23,605	84,091
Accounts receivable, less allowances for doubtful accounts	95,970	60,550
Prepaid expenses and other current assets	6,818	12,168
Total current assets	360,483	396,337
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	71,384	46,555
OTHER ASSETS:
Other assets	6,487	4,530
Goodwill	589,862	436,455
Acquired intangible assets, net of amortization	515,553	313,630
Total other assets	1,111,902	754,615
TOTAL ASSETS	$1,543,769	$1,197,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$119,922	$83,349
Accounts payable	7,607	7,590
Accrued payroll	13,186	7,338
Taxes payable	3,109	865
Short-term debt	3,906	—
Other accruals	26,818	11,348
Total current liabilities	174,548	110,490
LONG-TERM LIABILITIES:
Deferred taxes, non-current	74,292	108,022
Other accruals	7,468	6,876
Long-term debt	169,645	—
Total long-term liabilities	251,405	114,898
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of December 31, 2017 and December 31, 2016; issued and outstanding: no shares as of December 31, 2017 and December 31, 2016.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at December 31, 2017 and December 31, 2016; issued and outstanding: 86,790,624 and 85,692,333 shares as of December 31, 2017 and December 31, 2016, respectively	9	9
Accumulated other comprehensive loss	(1,228)	(2,078)
Additional paid-in capital	849,043	805,731
Retained earnings	269,992	168,457
Total Stockholders’ Equity	$1,117,816	$972,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,543,769	$1,197,507

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,983	$49,557	$38,077
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	11,775	8,921	5,085
Provision for doubtful accounts	1,424	1,102	850
Deferred taxes	(31,179)	1,027	(3,835)
Amortization of intangible assets	40,073	26,272	22,949
Stock-based compensation	32,748	23,559	13,450
Deferred rent	849	1,286	32
Amortization of deferred loan costs	487	365	—
Investment premium amortization	(739)	(612)	688
Other	436	(159)	(159)
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(27,833)	(17,488)	(4,343)
Prepaid expenses and other assets	4,112	(8,765)	242
Restaurant food liability	8,576	16,451	(29,409)
Accounts payable	(4,244)	(3,204)	3,312
Accrued payroll	5,537	1,819	(2,104)
Other accruals	11,735	(2,453)	(80)
Net cash provided by operating activities	152,740	97,678	44,755
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(154,758)	(226,694)	(220,667)
Proceeds from maturity of investments	215,983	284,662	189,872
Capitalized website and development costs	(21,325)	(12,809)	(7,137)
Purchases of property and equipment	(18,971)	(24,087)	(4,150)
Acquisitions of businesses, net of cash acquired	(333,301)	(65,849)	(73,907)
Acquisition of other intangible assets	(25,147)	(250)	—
Other cash flows from investing activities	557	(492)	(408)
Net cash used in investing activities	(336,962)	(45,519)	(116,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under the credit facility	200,000	—	—
Repayments of borrowings under the credit facility	(25,781)	—	—
Repurchases of common stock	—	(14,774)	—
Proceeds from exercise of stock options	16,375	13,468	11,919
Excess tax benefits related to stock-based compensation	—	24,906	27,830
Taxes paid related to net settlement of stock-based compensation awards	(10,556)	(2,779)	(345)
Payments for debt issuance costs	(1,979)	(1,477)	—
Net cash provided by financing activities	178,059	19,344	39,404
Net change in cash and cash equivalents	(6,163)	71,503	(32,238)
Effect of exchange rates on cash	725	(1,268)	(265)
Cash and cash equivalents at beginning of year	239,528	169,293	201,796
Cash and cash equivalents at end of the period	$234,090	$239,528	$169,293
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Fair value of common stock and equity awards issued for acquisitions	$274	$—	$15,980
Cash paid for income taxes	19,148	8,722	—
Capitalized property, equipment and website and development costs in accounts payable at period end	2,960	2,583	927
Settlement of receivable through cashless acquisition of treasury shares in connection with net settlement of stock-based awards	—	—	(345)
Net working capital adjustment receivable	737	—	—
(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common stock			Accumulated Other Comprehensive	Retained	Total stockholders'
	Shares	Amount	APIC	Income (Loss)	earnings	equity
Balance December 31, 2014	81,905,325	$8	$689,953	$(262)	$80,823	$770,522
Net income	—	—	—	—	38,077	38,077
Currency translation	—	—	—	(342)	—	(342)
Stock-based compensation	—	—	13,955	—	—	13,955
Tax benefit related to stock-based compensation	—	—	27,830	—	—	27,830
Stock option exercises, net of withholdings and other	2,578,398	—	11,919	—	—	11,919
Issuance of restricted stock awards	101,616	—	—	—	—	—
Issuance of common stock, acquisitions	407,812	—	15,980	—	—	15,980
Shares repurchased and retired to satisfy tax withholding upon vesting	(13,282)	—	(345)	—	—	(345)
Balance at December 31, 2015	84,979,869	8	759,292	(604)	118,900	877,596
Net income	—	—	—	—	49,557	49,557
Currency translation	—	—	—	(1,474)	—	(1,474)
Stock-based compensation	—	—	25,619	—	—	25,619
Tax benefit related to stock-based compensation	—	—	24,906	—	—	24,906
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,523,952	1	13,467	—	—	13,468
Repurchases of common stock	(724,473)	—	(14,774)	—	—	(14,774)
Shares repurchased and retired to satisfy tax withholding upon vesting	(87,015)	—	(2,779)	—	—	(2,779)
Balance at December 31, 2016	85,692,333	9	805,731	(2,078)	168,457	972,119
Net income	—	—	—	—	98,983	98,983
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	2,552	2,552
Currency translation	—	—	—	850	—	850
Stock-based compensation	—	—	37,219	—	—	37,219
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,331,083	—	16,375	—	—	16,375
Issuance of common stock, acquisitions	—	—	274	—	—	274
Shares repurchased and retired to satisfy tax withholding upon vesting	(232,792)	—	(10,556)	—	—	(10,556)
Balance at December 31, 2017	86,790,624	$9	$849,043	$(1,228)	$269,992	$1,117,816

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Notes to Consolidated Financial Statements

1. Organization

Grubhub Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as the “Company”) provide an online and mobile takeout marketplace for restaurant pick-up and delivery orders. Diners enter their delivery address or use geo-location within the mobile applications and the Company displays the menus and other relevant information for restaurants in its network. Orders may be placed directly online, via mobile applications or over the phone at no cost to the diner. The Company charges the restaurant a per order commission that is largely fee based. In many markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the year ended December 31, 2017 related to goodwill, business combinations and stock-based compensation.

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

Marketable Securities

Marketable securities consist primarily of commercial paper and investment grade U.S. and non-U.S.-issued corporate and U.S. government agency debt securities. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Marketable securities with original maturities of three months or less are included in cash and cash equivalents and marketable securities with original maturities greater than three months, but less than one year, are included in short term investments on the consolidated balance sheets. The Company determines the classification of its marketable securities as available-for-sale or held-to-maturity at the time of purchase and reassesses these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for other-than-temporary impairment. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity, which is recognized as interest income within interest (income) expense in the consolidated statements of operations. Interest income is recognized when earned.

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

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows:

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$1,229	$959
Additions to expense	1,424	1,102
Write-offs, net of recoveries and other adjustments	(1,140)	(832)
Balance at end of period	$1,513	$1,229

Advertising Costs

Advertising costs are generally expensed as incurred in connection with the requisite service period. Certain advertising production costs are capitalized and expensed when the advertisement first takes place. For the years ended December 31, 2017, 2016 and 2015, expenses attributable to advertising totaled approximately $107.2 million, $75.5 million and $64.4 million, respectively. Advertising costs are recorded in sales and marketing expense on the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards, including stock options, restricted stock units and restricted stock awards, at fair value on the date of grant and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.

The Company uses the Black-Scholes option-pricing model to determine the fair value for stock options. Management has determined the Black-Scholes fair value of stock option awards and related stock-based compensation expense with the assistance of third-party valuations. Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by the Company’s estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

previously. In valuing the Company’s options, the Company makes assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives, including estimated forfeiture rates.

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

•

Volatility. Because the Company has a limited trading history and did not have public trading history for its common shares until April of 2014, we estimate volatility of our share price based on a combination of the published historical volatilities of comparable publicly-traded companies in our vertical markets and the historical volatility of our common stock.

•

Expected term. Beginning in the first quarter of 2017, the expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The Company transitioned from using a simplified method for calculating the expected term of its plain vanilla stock options as it has obtained sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Prior to 2017, the Company applied a simplified method which estimated the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award due to the limited period of time stock-based awards had been exercisable.

•

Forfeiture rate. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least annually and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which the estimates are revised. The Company considers many factors when estimating expected forfeitures, including the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates. The Company will continue to estimate forfeitures as described above in accordance with the policy alternatives available under Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), effective in the first quarter of 2017.

See Note 9, Stock-Based Compensation, for the weighted-average assumptions used to estimate the fair value of options granted during the years ended December 31, 2017, 2016 and 2015.

Beginning in the first quarter of 2017, the Company recognizes tax benefits and deficiencies for stock-based awards in income tax (benefit) expense within the consolidated statements of operations. See “Recently Issued Accounting Pronouncements” below and Note 9, “Stock-Based Compensation”, for further discussion. Prior to the adoption of ASU 2016-09, the Company elected to use the with-and-without method in determining the order in which tax attributes are utilized. As a result, the Company only recognized a tax benefit for stock-based awards in additional paid-in capital if an incremental tax benefit was realized after all other tax attributes available to the Company had been utilized.

Income Tax (Benefit) Expense

Income tax (benefit) expense is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. The Company records a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. As of December 31, 2017 and 2016, a valuation allowance of $4.8 million and $1.6 million, respectively, was recorded the Company’s consolidated balance sheets.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Management believes that it is more likely than not that forecasted income, including future reversals of existing taxable temporary differences, will be sufficient to fully recover the net deferred tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, we will adjust the valuation allowance with the adjustment recognized as expense in the period in which such determination is made. The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties and complex tax laws. In addition, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on the Company’s financial position and results of operations.

In accordance with U.S. tax legislation signed into law in December of 2017, the Tax Cuts and Jobs Act (the “Tax Act”), the Company has recorded a tax liability of $0.4 million as of December 31, 2017 related to the one-time tax on the unremitted foreign earnings of our U.K. subsidiary. Due to the reduced cost of repatriating unremitted earnings, the Company plans to repatriate cash from the U.K. to the U.S. The Company estimated no additional tax liability as of December 31, 2017 as there are no applicable withholding taxes for the transaction. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiary. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes in these judgments and the need to record additional tax liabilities.

The Company includes interest and penalties related to tax contingencies in the provision for income taxes in the consolidated statements of operations. See Note 10, Income Taxes. Management does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment. The Company evaluates intangible assets with finite and indefinite useful lives and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and indefinite-lived intangible assets and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended December 31, 2017, 2016 or 2015.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated useful life of the application. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in depreciation and amortization in the consolidated statements of operations. The Company capitalized $26.0 million, $15.6 million and $8.0 million of website development costs during the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that consider a number of factors, including valuations performed by third-party appraisers. As of December 31, 2017, the Company had $589.9 million in goodwill on its consolidated balance sheets. The Company assesses the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that goodwill may be impaired. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment at September 30 of each year. The Company has one reporting unit in testing goodwill for impairment.

In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a quantitative impairment test. In the first quarter of 2017, the Company adopted Accounting Standards Update No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). Under 2017-04, the Company would recognize an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value, if any, not to exceed the carrying amount of goodwill.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Management determined the fair value of the Company as of September 30, 2017 by using a market-based approach that utilized our market capitalization, as adjusted for factors such as a control premium. After consideration of the Company’s market capitalization, business growth and other factors, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount at September 30, 2017 and that further analysis was not required.

Additionally, as part of the interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended December 31, 2017 compared to expected results. Management also considered how the Company’s market capitalization, business growth and other factors used in the September 30, 2017 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of the Company’s stock has increased since September 30, 2017. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of December 31, 2017, there were no events or changes in circumstances that indicated it was more likely than not that the Company’s fair value was below its carrying value.

The Company determined there was no goodwill impairment during the years ended December 31, 2017, 2016 and 2015. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the Company’s fair value and could result in a material impairment of goodwill.

Debt Issuance Costs

The Company incurred debt issuance costs in connection with its debt facilities and related amendments. Amounts paid directly to lenders are classified as issuance costs and are recorded as a reduction in the carrying value of the debt. Commitment fees and other costs directly associated with obtaining credit facilities are deferred financing costs which are recorded in the consolidated balance sheets and amortized over the term of the facility. The Company allocated deferred debt issuance costs incurred for its current credit facility between the revolver and term loan based on their relative borrowing capacity. Deferred debt issuance costs associated with the revolving credit facility are recorded within other assets and those associated with the term loan are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized using the effective interest rate method to interest expense within net interest (income) expense on the Company’s consolidated statements of operations. See Note 8, Debt, for additional details.

Fair Value

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 14, Fair Value Measurement, for details of the fair value hierarchy and the related inputs used by the Company.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. For the years ended December 31, 2017, 2016 and 2015, the Company had no customers which accounted for more than 1% of revenue or 10% of accounts receivable.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for the Company beginning in the first quarter of 2018 on a prospective basis and early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. Under the amendment, an entity should recognize an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company elected to early adopt ASU 2017-04 beginning in the first quarter of 2017 and will apply the standard prospectively. The Company performed its annual goodwill impairment test as of September 30th and found no indicators of impairment, therefore no goodwill impairment charge was recognized. The adoption of ASU 2017-04 may reduce the cost and complexity of evaluating goodwill for impairment, but has not had, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company elected to adopt ASU 2017-01 early; therefore, ASU 2017-01 is effective for transactions beginning in the first quarter of 2017 on a prospective basis. The Company evaluated current year transactions under the guidance set forth by ASU 2017-01. See Note 3, Acquisitions, and Note 5, Goodwill and Acquired Intangible Assets, for details of the Company’s business combinations and other acquired assets during the year ended December 31, 2017. The adoption of ASU 2017-01 did not have, and is not expected to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective for and was adopted by the Company beginning in the first quarter of 2017 and the impact of the adoption resulted in the following:

•

During the year ended December 31, 2017, the Company recognized excess tax benefits from stock-based compensation of $7.1 million within income tax (benefit) expense on the consolidated statements of operations and within net income on the consolidated statements of cash flows (adopted prospectively). Prior to adoption, the tax effect of stock-based awards was recognized in additional paid-in capital on the consolidated balance sheets and separately stated in financing activities in the consolidated statements of cash flows.

•	The Company has elected to continue to estimate forfeitures of stock-based awards over the service period.
•

The Company recorded a cumulative-effect adjustment for previously unrecognized excess tax benefits of $2.6 million to opening retained earnings on the consolidated balance sheets as of January 1, 2017.

•

The excess tax benefits from the assumed proceeds available to repurchase shares were excluded in the computation of diluted earnings per share for the year ended December 31, 2017 (adopted prospectively).

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations and licensing. ASU 2016-10 reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. In May 2016, the FASB issued

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued Account Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which contains additional technical corrections and improvements to the revenue standard but doesn’t change any of the principles in the new revenue guidance. ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 became effective for and were adopted by the Company on January 1, 2018. The Company applied the modified retrospective approach when adopting these ASUs to contracts that were not completed as of December 31, 2017. Based on the Company’s assessment, the adoption of these ASUs will have an immaterial impact on the timing of recognition of certain revenues and result in the deferral of certain incremental costs of obtaining a contract. Management does not expect the impact from the adoption of these ASUs to have a material impact on the Company’s consolidated financial position, results of operations or cash flows or its business processes, systems and controls. However, the Company will provide additional disclosures as required under the ASUs beginning in the first quarter of 2018.

3. Acquisitions

2017 Acquisitions

On October 10, 2017, the Company acquired all of the issued and outstanding equity interests of Eat24, LLC (“Eat24”), a wholly owned subsidiary of Yelp Inc., for approximately $281.8 million, including $281.4 million in net cash paid and $0.3 million of other non-cash consideration. Of such amount, $28.8 million will be held in escrow for an 18-month period after closing to secure the Company’s indemnification rights under the purchase agreement. Eat24 provides online and mobile food ordering for restaurants and diners across the United States. The acquisition expanded the breadth and depth of the Company’s national network of restaurant partners and active diners.

The Company granted RSU awards to acquired Eat24 employees in replacement of their unvested equity awards as of the closing date. Approximately $0.3 million of the fair value of the replacement RSU awards granted to acquired Eat24 employees was attributable to the pre-combination services of the Eat24 awardees and was included in the $281.8 million purchase price. This amount is reflected within goodwill in the purchase price allocation. As of the acquisition date, post-combination expense of approximately $4.1 million is expected to be recognized related to the replacement awards over the remaining post-combination service period.

On August 23, 2017, the Company acquired substantially all of the assets and certain expressly specified liabilities of A&D Network Solutions, Inc. and Dashed, Inc. (collectively, “Foodler”). The purchase price for Foodler was $51.2 million in cash, net of a net working capital adjustment receivable of $0.7 million and cash acquired of $0.1 million. Foodler is an independent online food-ordering company with an established diner base in the Northeast United States. The acquisition expanded the breadth and depth of the Company’s restaurant network, active diners and delivery network.

The results of operations of Eat24 and Foodler have been included in the Company’s financial statements since October 10, 2017 and August 23, 2017, respectively, but did not have a material impact on the Company’s consolidated results of operations for the year ended December 31, 2017.

The excess of the consideration transferred in the acquisitions over the net amounts assigned to the fair value of the assets was recorded as goodwill, which represents the value of increasing the breadth and depth of the Company’s network of restaurants and diners. The total goodwill related to the acquisitions of Eat24 and Foodler of $153.4 million is expected to be deductible for income tax purposes.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The assets acquired and liabilities assumed of Eat24 and Foodler were recorded at their estimated fair values as of the closing dates of October 10, 2017 and August 23, 2017, respectively. The following table summarizes the preliminary purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the Eat24 and Foodler acquisitions:

	Eat24	Foodler	Total
	(in thousands)
Cash	$40	$86	$126
Accounts receivable	8,267	307	8,574
Prepaid expenses and other current assets	221	—	221
Property and equipment	1,113	—	1,113
Restaurant relationships	126,232	35,217	161,449
Diner acquisition	35,226	1,354	36,580
Trademarks	2,225	74	2,299
Developed technology	2,559	1,955	4,514
Goodwill	135,955	17,452	153,407
Accounts payable and accrued expenses	(30,082)	(5,237)	(35,319)
Total purchase price plus cash acquired	281,756	51,208	332,964
Net working capital adjustment receivable	—	737	737
Fair value of replacement RSUs attributable to pre-combination service	(274)	—	(274)
Cash acquired	(40)	(86)	(126)
Net cash paid	$281,442	$51,859	$333,301

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

The excess of the consideration transferred in the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, which represents the opportunity to expand restaurant delivery services and enhance the breadth and depth of the Company’s restaurant partners. Of the $40.2 million of goodwill related to the acquisition, $5.0 million is expected to be deductible for income tax purposes.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

The excess of the consideration transferred in the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, which represents the opportunity to expand restaurant delivery services and enhance the breadth and depth of the Company’s restaurant network. The goodwill related to these acquisitions of $43.4 million is expected to be deductible for income tax purposes.

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

(in thousands)
Cash and cash equivalents	$698
Accounts receivable	2,331
Prepaid expenses and other assets	325
Restaurant relationships	44,259
Property and equipment	161
Developed technology	4,676
Goodwill	43,432
Trademarks	529
Accounts payable and accrued expenses	(5,826)
Total purchase price plus cash acquired	90,585
Cash acquired	(698)
Fair value of common stock issued	(15,980)
Net cash paid	$73,907

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

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the consolidated statements of operations for the year ended December 31, 2017, 2016 and 2015 of $5.6 million, $2.0 million, and $1.1 million, respectively.

Pro Forma

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following unaudited pro forma information presents a summary of the operating results of the Company for the years ended December 31, 2017 and 2016 as if the acquisitions of Eat24, Foodler and LABite had occurred as of January 1 of the year prior to acquisition:

	Year Ended December 31,
	2017	2016
	(in thousands, except per share data)
Revenues	$748,810	$578,462
Net income	86,313	27,318
Net income per share attributable to common shareholders:
Basic	$1.00	$0.32
Diluted	$0.98	$0.32

The pro forma adjustments that reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred, stock-based compensation expense for replacement awards, interest expense for transaction financings and other adjustments, as well as the pro forma tax impact of such adjustments for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Depreciation and amortization	$8,533	$17,832
Transaction costs	(5,630)	5,630
Stock-based compensation	(2,085)	(1,800)
Interest expense	3,761	5,191
Other	4,690	4,118
Income tax benefit	(3,847)	(12,977)

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$39,979	$—	$(43)	$39,936
Corporate bonds	1,250	—	—	1,250
Short-term investments
Commercial paper	21,480	—	(99)	21,381
Corporate bonds	2,125	—	(1)	2,124
Total	$64,834	$—	$(143)	$64,691

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$59,175	$2	$(28)	$59,149
Corporate bonds	5,000	1	—	5,001
U.S. government agency bonds	5,500	—	—	5,500
Short term investments
Commercial paper	73,002	—	(214)	72,788
Corporate bonds	11,089	4	(5)	11,088
Total	$153,766	$7	$(247)	$153,526

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of December 31, 2017. Approximately $80 million of the Company’s marketable securities matured during the year ended December 31, 2017, which was invested in money market funds as of December 31, 2017. See Note 14, Fair Value Measurement, for additional details.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$61,317	$(142)	$—	$—	$61,317	$(142)
Corporate bonds	3,374	(1)	—	—	3,374	(1)
Total	$64,691	$(143)	$—	$—	$64,691	$(143)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$130,938	$(242)	$—	$—	$130,938	$(242)
Corporate bonds	6,556	(5)	—	—	6,556	(5)
Total	$137,494	$(247)	$—	$—	$137,494	$(247)

The Company recognized interest income during the years ended December 31, 2017, 2016 and 2015 of $2.0 million, $1.3 million and $0.5 million, respectively, within net interest (income) expense on the consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 14, Fair Value Measurement, for further details).

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$457,580	$(76,852)	$380,728	$279,651	$(57,765)	$221,886
Developed technology	8,523	(6,418)	2,105	10,640	(9,575)	1,065
Diner acquisition	40,247	(1,906)	38,341	—	—	—
Trademarks	2,225	(402)	1,823	969	(582)	387
Other	6,888	(4,008)	2,880	3,350	(2,734)	616
Total amortizable intangible assets	515,463	(89,586)	425,877	294,610	(70,656)	223,954
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$605,139	$(89,586)	$515,553	$384,286	$(70,656)	$313,630

The gross carrying amount and accumulated amortization of the Company’s developed technology, trademark and other intangible assets as of December 31, 2017 were adjusted by $9.1 million for certain fully amortized assets that were no longer in use. Amortization expense for acquired intangible assets was $28.1 million, $20.9 million and $18.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows.

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2015	$396,220	$—	$396,220
Acquisitions	40,235	—	40,235
Balance as of December 31, 2016	436,455	—	436,455
Acquisitions	153,407	—	153,407
Balance as of December 31, 2017	$589,862	$—	$589,862

In January 2017, the Company entered into an agreement with Zoomer Inc. (“Zoomer”) whereby Zoomer waived non-solicitation provisions allowing the Company to engage the services of certain former Zoomer employees and consultants.

 In September of 2017, the Company acquired certain assets of OrderUp, Inc. (“OrderUp”), a wholly-owned subsidiary of Groupon, Inc. OrderUp provides online and mobile food ordering for restaurants across the United States.

During the year ended December 31, 2017, the Company recorded additions to acquired intangible assets of $230.0 million as a result of the acquisitions of Eat24 and Foodler, the acquisition of certain assets of OrderUp and payments made to Zoomer. During the year ended December 31, 2016, the Company recorded additions to acquired intangible assets of $48.9 million as a result of the acquisition of LABite and the purchase of other assets. The components of the acquired intangible assets added during the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	Weighted-Average Amortization Period	Amount	Weighted-Average Amortization Period
	(in thousands)	(years)	(in thousands)	(years)
Restaurant relationships	$177,929	19.3	$46,513	20.0
Diner acquisition	40,247	5.0	—
Developed technology	4,514	0.5	1,731	2.7
Trademarks	2,299	1.2	440	2.0
Other	5,000	2.8	250	3.0
Total	$229,989		$48,934

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Estimated future amortization expense of acquired intangible assets as of December 31, 2017 was as follows:

(in thousands)
2018	$39,310
2019	33,827
2020	32,254
2021	32,254
2022	30,292
Thereafter	257,940
Total	$425,877

As of December 31, 2017, the estimated remaining weighted-average useful life of the Company’s acquired intangibles was 15.0 years. The Company recognizes amortization expense for acquired intangibles on a straight-line basis.

6. Property and Equipment

The components of the Company’s property and equipment as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Computer equipment	$31,601	$17,548
Furniture and fixtures	6,857	4,842
Developed software	52,041	26,460
Purchased software and digital assets	2,881	1,360
Leasehold improvements	23,400	19,038
Property and equipment	116,780	69,248
Accumulated amortization and depreciation	(45,396)	(22,693)
Property and equipment, net	$71,384	$46,555

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the years ended December 31, 2017, 2016 and 2015 of $11.7 million, $8.9 million and $5.7 million, respectively. During the year ended December 31, 2015, the Company recorded approximately $1.9 million of accelerated depreciation and amortization expense related to developed and purchased software and computer equipment assets that were disposed of with the migration of nearly all of the Seamless consumer diner traffic to a new web and mobile platform during the second quarter of 2015.

The Company capitalized developed software costs of $26.0 million, $15.6 million and $8.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2017, 2016 and 2015 was $12.0 million, $5.4 million and $4.1 million, respectively.

 7. Commitments and Contingencies

Office Facility Leases

The Company has various operating lease agreements for its office facilities which expire at various dates through September 2029. The terms of the lease agreements provide for rental payments on a graduated basis. For its primary operating leases, the Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal for a period of five years. The Company recognizes rent expense on a straight-line basis over the lease term.

Rental expense, primarily for leased office space under the operating lease commitments, was $7.5 million, $5.6 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments under the Company’s operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 were as follows:

(in thousands)
2018	$7,714
2019	10,822
2020	11,566
2021	11,527
2022	9,952
Thereafter	64,546
Total	$116,127

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

The consolidated district court case was stayed until January 2017, when Ameranth’s motion to lift the stay and proceed on only the ‘077 patent was granted. The court set a jury trial date of December 3, 2018 for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of December 31, 2017, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matter described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities, including labor and employment claims, some of which relate to the alleged misclassification of independent contractors. In September 2015, a claim was brought in the United States District Court for the Northern District of California under the Private Attorneys General Act by an individual plaintiff on behalf of himself and seeking to represent other drivers and the State of California. The claim sought monetary penalties and injunctive relief for alleged violations of the California Labor Code based on the alleged misclassification of drivers as independent contractors. A decision was issued on February 8, 2018, and the court ruled in favor of the Company, finding that plaintiff was properly classified as an independent contractor. The Company does not believe any of the foregoing claims will have a material impact on its consolidated financial statements. However, there is no assurance that any claim will not be combined into a collective or class action.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

8. Debt

The following table summarizes the carrying value of the Company’s debt as of December 31, 2017:

December 31, 2017
(in thousands)
Term loan	$124,219
Revolving loan	50,000
Total debt	174,219
Less current portion	(3,906)
Less unamortized deferred debt issuance costs	(668)
Long-term debt	$169,645

On October 10, 2017, the Company entered into a credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million (the “Credit Agreement”). In addition, the Company may incur up to $150 million of incremental revolving loans or incremental revolving term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility will be available to the Company until October 9, 2022. The Credit Agreement replaced the Company’s $185.0 million secured revolving credit facility (the “Previous Credit Agreement”), which was due to expire on April 28, 2021.

On October 10, 2017, the Company borrowed $200 million under the Credit Agreement, including $125.0 million of term loans and $75.0 million of revolving loans. The Company utilized the term loans to finance a portion of the purchase price and transaction costs in connection with the acquisition of Eat24, LLC (“Eat24”). During the year ended December 31, 2017, the Company made principal payments of $25.8 million from cash flows from operations. As of December 31, 2017, outstanding borrowings under the Credit Agreement were $174.2 million. The fair value of the Company’s outstanding debt approximates its carrying value as of December 31, 2017. Additional capacity on the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

Under the Credit Agreement, borrowings bear interest, at the Company’s option, based on LIBOR or an alternate base rate plus a margin. In the case of LIBOR loans, the margin ranges between 1.25% and 2.00% and, in the case of alternate base rate loans, between 0.25% and 1.0%, in each case, based upon the Company’s consolidated leverage ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee on the undrawn portion available under the revolving loan facility of between 0.20% and 0.30% per annum, based upon the Company’s consolidated leverage ratio.

The Company incurred loan origination fees at closing of the Credit Agreement and other expenses related to the financing of the facility of $2.0 million, which, in addition to the $0.7 million remaining balance of loan origination costs under the Previous Credit Agreement, will be amortized over the term of the facility. As of December 31, 2017, total unamortized debt issuance costs of $2.6 million were recorded as other assets and as a reduction of long-term debt on the consolidated balance sheets in proportion to the borrowing capacities of the revolving and term loans.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility. During the years ended December 31, 2017 and 2016, the Company recognized interest expense of $2.1 million and $0.6 million, respectively. The effective interest rate, including amortization of debt issuance costs and commitment fees, for borrowings under the Credit Agreement for the year ended December 31, 2017 was 3.00%.

The obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all of the tangible and intangible property of the Company and the domestic subsidiaries that are guarantors, and by a pledge of all of the equity interests of the Company’s domestic subsidiaries, subject to certain exceptions set forth in the Credit Agreement.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. The Company was in compliance with the covenants as of December 31, 2017.

Future maturities of principal payments, excluding potential early payments, as of December 31, 2017 are expected to be as follows:

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands)
2018	$3,906
2019	6,250
2020	6,250
2021	7,031
2022	7,031
Thereafter	143,751
Total	$174,219

9. Stock-Based Compensation

In May 2015, the Company’s stockholders approved the Grubhub Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”), pursuant to which the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based and cash-based awards. On May 20, 2015, the Company filed a registration statement on Form S-8 to register up to 14,256,901 shares of common stock reserved for issuance pursuant to awards granted under the 2015 Plan. Effective May 20, 2015, no further grants will be made under the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”). As of December 31, 2017, there were 5,081,599 shares of common stock authorized and available for issuance pursuant to awards granted under the 2015 Plan. The Board of Directors of the Company and committee or subcommittee of the Board of Directors has discretion to establish the terms and conditions for grants, including, but not limited to, the number of shares and vesting and forfeiture provisions.

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock units and restricted stock awards. For all stock options outstanding as of December 31, 2017, the exercise price of the stock options equals the fair value of the stock option on the grant date. The stock options and restricted stock units vest over different lengths of time, but generally over 4 years, and are subject to forfeiture upon termination of employment prior to vesting. The maximum term for stock options issued to employees under the 2015 Plan and the 2013 Plan is 10 years, and they expire 10 years from the date of grant. Compensation expense for stock options, restricted stock units and restricted stock awards is recognized ratably over the vesting period.

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

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $32.7 million, $23.6 million and $13.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, $95.1 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.9 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards and restricted stock units in excess of the deferred tax assets that were previously recorded. During the year ended December 31, 2017, the Company recognized excess tax benefits from stock-based compensation of $7.1 million within income tax (benefit) expense on the consolidated statements of operations and within cash flows from operating activities on the consolidated statements of cash flows. During the years ended December 31, 2016 and 2015, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $24.9 million and $27.8 million, respectively. The change in presentation of excess tax benefits during the year ended December 31, 2017 is a result of the adoption of ASU 2016-09. See Note 2, Summary of Significant Accounting Policies, for additional information related to the impact of the adoption of ASU 2016-09.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company capitalized stock-based compensation expense as website and software development costs of $4.5 million, $2.1 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Options

The Company granted 618,899, 166,272 and 2,542,523 stock options during the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatilities are based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company transitioned from using a simplified method for calculating the expected term of its options as it has obtained sufficient historical information to derive a reasonable estimate, therefore, beginning in the first quarter of 2017 the expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted-average fair value options granted	$15.19	$12.59	$14.66
Average risk-free interest rate	1.65%	1.41%	1.65%
Expected stock price volatilities	48.7%	49.7%	48.4%
Dividend yield	None	None	None
Expected stock option life (years) (a)	4.00	5.84	6.07
(a)

During the year ended December 31, 2017, the expected term calculation for option awards was based on the Company’s historical exercise experience and estimated future exercise behavior. During the years ended December 31, 2016 and 2015, the expected term of option awards was estimated using a simplified method due to the limited period of time stock-based awards had been exercisable.

Stock option awards as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2016	2,992,724	$22.43	$46,608	7.68
Granted	618,899	38.49
Forfeited	(177,064)	30.91
Exercised	(728,710)	22.47
Outstanding at December 31, 2017	2,705,849	25.53	125,197	7.28
Vested and expected to vest at December 31, 2017	2,639,619	25.53	121,850	7.28
Exercisable at December 31, 2017	1,286,981	$19.14	$67,770	6.36

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2017, 2016 and 2015 was $19.5 million, $30.2 million and $87.6 million, respectively.

The Company recorded compensation expense for stock options of $11.8 million, $12.3 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $16.3 million and is expected to be recognized over a weighted-average period of 2.2 years.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	1,516,354	$28.46
Granted	1,943,467	40.99
Forfeited	(402,647)	34.01
Vested	(602,373)	28.11
Outstanding at December 31, 2017	2,454,801	$37.56

Compensation expense related to restricted stock units was $20.9 million, $9.6 million and $1.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during years ended December 31, 2017 and 2016 was $27.3 million and $5.8 million, respectively. No restricted stock units vested during the year ended December 31, 2015. As of December 31, 2017, $78.8 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 2,441,460 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $37.56 is expected to be recognized over a weighted-average period of 3.0 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

Compensation expense recognized related to restricted stock awards was $1.7 million and $1.9 million during the years ended December 31, 2016 and 2015, respectively. There were no non-vested restricted stock awards or related expense during the year ended December 31, 2017. The aggregate fair value as of the vest date of restricted stock awards that vested during the years ended December 31, 2016 and 2015 was $1.7 million and $1.4 million, respectively. As of December 31, 2017, there were no remaining non-vested restricted stock awards or related unrecognized compensation cost.

10. Income Taxes

The Company files income tax returns in the U.S. federal, the United Kingdom (“U.K.”) and various state jurisdictions.

For the years ended December 31, 2017, 2016 and 2015, the income tax provision was comprised of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$16,852	$24,509	$20,947
State	4,721	8,132	6,260
Foreign	271	338	480
Total current	21,844	32,979	27,687
Deferred:
Federal	(30,794)	800	(1,534)
State	(385)	516	(2,301)
Total deferred	(31,179)	1,316	(3,835)
Total income tax (benefit) expense	$(9,335)	$34,295	$23,852

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Income before provision for income taxes for the years ended December 31, 2017, 2016 and 2015, was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic source	$88,357	$82,033	$59,705
Foreign source	1,291	1,819	2,224
Income before provision for income taxes	$89,648	$83,852	$61,929

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to the income taxes reported in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax expense at statutory rate	$31,377	$29,348	$21,675
State income taxes	5,011	5,621	2,577
Effect of rate change	(36,768)	—	—
Stock-based compensation	(7,072)	—	—
Research and development tax credit	(800)	(638)	(345)
Foreign rate differential	(203)	(273)	(328)
Unremitted earnings tax	363	—	—
Uncertain tax position	(55)	—	—
Deferred tax true-up	—	—	69
All other	(1,188)	237	204
Total income tax (benefit) expense	$(9,335)	$34,295	$23,852

On December 22, 2017, the U.S. legislature enacted the Tax Act resulting in significant modifications to existing tax law. The Company has completed its determination of the accounting effects of the Tax Act for the year ended December 31, 2017. The Tax Act reduces the corporate income tax rate from 35% to 21%, subjects certain foreign earnings on which U.S. income tax was previously deferred to a one-time transition tax, as well as other changes. As a result of the Tax Act, the Company incurred an incremental income tax benefit of $34.1 million during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities at the 21% corporate income tax rate and the one-time transition tax on accumulated foreign earnings of $0.4 million.

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$11,184	$6,714
Accrued expenses	2,089	2,096
Stock-based compensation	9,914	9,823
Total deferred tax assets	23,187	18,633
Valuation allowance	(4,803)	(1,610)
Net deferred tax assets	18,384	17,023
Deferred tax liabilities:
Fixed assets	(5,909)	(5,738)
Intangible assets	(86,462)	(117,172)
Prepaid expenses	(305)	(2,135)
Total deferred tax liabilities	(92,676)	(125,045)
Net deferred tax liability	$(74,292)	$(108,022)

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company classified its net deferred tax liabilities as long-term liabilities on the consolidated balance sheets as of December 31, 2017 and 2016.

A partial valuation reserve of $4.8 million and $1.6 million was recorded as of December 31, 2017 and 2016, respectively, against certain state-only credits as those credits have a short carryover period and the Company believes that this portion of the credit carryovers will more likely than not expire before they are utilized.

In accordance with the Tax Act, the Company recorded a tax liability of $0.4 million as of December 31, 2017 related to the one-time tax on the foreign earnings of its U.K. subsidiary. The Tax Act generally allows companies to repatriate future foreign source earnings without incurring additional U.S. taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries. As a result, the Company plans to repatriate cash from its U.K. subsidiary to the U.S. The Company estimates no additional tax liability as there are no applicable withholding taxes for the repatriation of unremitted earnings of its U.K. subsidiary.

The Company had the following tax loss and credit carryforwards as of December 31, 2017 and 2016:

	2017	2016	Beginning Year of Expiration
	(in thousands)
U.S. federal loss carryforwards	$595	$483	2027
U.S. state and local loss carryforwards	4,362	5,265	2027
Illinois Edge Credits(a)	8,422	5,045	2018

(a)	Amounts are before the federal benefit of state tax

Upon adoption of ASU 2016-09 (see Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements), the Company recorded a net deferred tax asset for state net operating losses (“NOLs”), including excess tax benefits, of $4.1 million. The adoption of ASU 2016-09 resulted in a $2.6 million cumulative effect adjustment to retained earnings, including the federal benefit of state taxes, on the consolidated balance sheets as of January 1, 2017. The Company also recorded a net deferred tax asset of $0.7 million for the year ended December 31, 2017 related to Illinois Edge Credit carryforward to record the impact of excess tax benefits, fully offset by a valuation allowance. For federal purposes, $0.1 million of additional NOL was recorded during the year ended December 31, 2017 related to the adoption of ASU 2016-09.

The Company is currently under examination in New York for corporate income tax returns for the tax years ended December 31, 2014, 2015 and 2016. The Company cannot predict with certainty whether there will be any additional tax liabilities, penalties and/or interest as a result of the audit. In June of 2017, the New York City Department of Finance completed a routine examination of Seamless Holdings Corporation for General Corporation Tax for the short tax period from October 17, 2012 through August 8, 2013 and proposed no changes. The Company does not expect any additional tax liabilities, penalties and/or interest as a result of the audit. The Company’s tax returns are subject to the normal statute of limitations, three years from the filing date for federal income tax purposes. The federal and state statute of limitations generally remain open for years in which tax losses are generated until three years from the year those losses are utilized. Under these rules, the 2006 and later year NOLs of Slick City Media, Inc. are still subject to audit by the IRS and state and local jurisdictions. Also, the 2007 and later year NOLs of Grubhub Holdings Inc. and its acquired businesses are still subject to audit by the IRS and state and local jurisdictions. The December 31, 2014 and later period U.K. returns of Seamless Europe Ltd., the Company’s U.K. subsidiary, are subject to exam by the U.K. tax authorities.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s unrecognized tax benefit activity during the years ended December 31, 2017 and 2016, excluding the related accrual for interest:

	As of December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$3,345	$2,932
Reductions for tax positions taken in prior years	(937)	—
Additions for tax positions taken in prior years	—	413
Additions for tax positions taken in the current year	456	—
Balance at end of period	$2,864	$3,345

Included in the net deferred tax liabilities on the consolidated balance sheets at December 31, 2017 and 2016 were deferred tax assets that relate to the potential settlement of these unrecognized tax benefits. After consideration of these amounts, $1.3 million and $1.0 million of the amount accrued December 31, 2017 and 2016, respectively, would impact the effective tax rate if reversed. As of December 31, 2017, the Company anticipates that a portion of the unrecognized tax benefit will be reversed in 2018 due to the closing of the statute of limitations for one of its tax positions. Should the statute of limitations close, the impact of the benefit is estimated to be $0.8 million.

The Company records interest and penalties, if any, as a component of its income tax (benefit) expense in the consolidated statements of operations. Interest expense of less than $0.1 million and no penalties were recognized during each of the years ended December 31, 2017 and 2016.

11. Stockholders’ Equity

As of December 31, 2017 and 2016, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At December 31, 2017 and 2016, there were 500,000,000 shares of common stock authorized. At December 31, 2017 and 2016, there were 86,790,624 and 85,692,333 shares of common stock issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of December 31, 2017 and 2016.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. Repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the year ended December 31, 2017, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2016, the Company repurchased and retired 724,473 shares of its common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of December 31, 2017 and 2016. There were no issued or outstanding shares of preferred stock as of December 31, 2017 and 2016.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

12. Retirement Plan

Beginning February 1, 2012, the Company has maintained a defined contribution plan for employees. The plan is qualified under section 401(k) of the Internal Revenue Code. The Company may also make discretionary profit sharing contributions as determined by the Company’s Board of Directors. The Company matched 100% of the first 3% of employees’ contributions of eligible compensation and 50% of the next 2% of employees’ contributions of eligible compensation during the years ended December 31, 2017, 2016 and 2015 and recognized matching contributions expense of $2.3 million, $1.7 million and $1.3 million, respectively.

13. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock units and restricted stock awards, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units and restricted stock awards using the treasury stock method. The calculation of weighted-average dilutive shares outstanding for the year ended December 31, 2017 was impacted by the adoption of ASU 2016-09. See Note 2, Summary of Significant Accounting Policies, for additional details.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$98,983	86,297	$1.15
Effect of Dilutive Securities
Stock options	—	1,059
Restricted stock units	—	826
Diluted EPS
Net income attributable to common stockholders	$98,983	88,182	$1.12

	Year Ended December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$49,557	85,069	$0.58
Effect of Dilutive Securities
Stock options	—	792
Restricted stock units and restricted stock awards	—	274
Diluted EPS
Net income attributable to common stockholders	$49,557	86,135	$0.58

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$38,077	84,076	$0.45
Effect of Dilutive Securities
Stock options	—	1,594
Restricted stock units and restricted stock awards	—	36
Diluted EPS
Net income attributable to common stockholders	$38,077	85,706	$0.44

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

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Anti-dilutive shares underlying stock-based awards:
Stock options	—	552,108	2,380,813
Restricted stock units	35,646	212,170	464,930

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

The Company applied the following methods and assumptions in estimating its fair value measurements: the Company’s commercial paper, investments in corporate and U.S. government agency bonds and certain money market funds are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly. Accounts receivable, restaurant food liability and accounts payable approximate fair value due to their generally short-term maturities. See Note 8, Debt, for details of the fair value of the Company’s outstanding borrowings under the Credit Agreement.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the balances of assets measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	Level 2	Level 2
	(in thousands)
Money market funds	$93	$1,723
Commercial paper	61,317	131,937
Corporate bonds	3,374	16,089
U.S. government agency bonds	—	5,500
Total	$64,784	$155,249

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 3, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

15. Subsequent Events

On February 8, 2018, the Company entered into an Investment Agreement (the “Investment Agreement”) by and among the Company and Yum Restaurant Services Group, LLC (the “Investor”), a wholly owned subsidiary of Yum! Brands, Inc. Pursuant to the Investment Agreement, the Company agreed to issue and sell to the Investor 2,820,464 shares of common stock of the Company (the “Acquired Shares”), for a purchase price of $70.9103 per Acquired Share and an aggregate purchase price of $200.0 million (the “Investment”), subject to certain closing conditions. The Acquired Shares will result in an immediate increase in the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. The Company expects the closing of the Investment to occur prior to the end of the first quarter of 2018, pending regulatory approval.

The Investment Agreement may be terminated by the Company or the Investor under certain circumstances specified therein, including if the closing of the Investment has not occurred on or prior to July 31, 2018. The Company expects to use proceeds from the Investment for general corporate purposes which may include accelerating the expansion of delivery services, investing in the platform and pursuing growth opportunities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grubhub Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2010.

Oak Brook, Illinois

February 28, 2018

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for (i) Grubhub Inc. as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 and (ii) the results of acquired businesses from the relevant acquisition dates in 2016 and 2017. In the opinion of management, the data has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share data)(unaudited)
Revenues	$205,080	$163,059	$158,794	$156,134	$137,457	$123,461	$120,173	$112,240
Costs and expenses:
Operations and support	81,658	65,352	62,924	59,519	51,727	44,346	40,696	34,987
Sales and marketing	45,384	35,138	34,770	35,438	29,636	26,499	25,355	28,833
Technology (exclusive of amortization)	14,703	14,292	14,076	13,192	10,689	11,006	10,567	10,192
General and administrative	18,396	18,617	14,829	13,181	12,435	11,922	12,300	13,825
Depreciation and amortization	18,781	12,613	10,414	10,040	9,911	9,089	8,885	7,308
Total costs and expenses	178,922	146,012	137,013	131,370	114,398	102,862	97,803	95,145
Income from operations	26,158	17,047	21,781	24,764	23,059	20,599	22,370	17,095
Interest (income) expense - net	1,010	(373)	(314)	(221)	(183)	(168)	(142)	(236)
Income before provision for income taxes	25,148	17,420	22,095	24,985	23,242	20,767	22,512	17,331
Income tax (benefit) expense	(28,378)	4,432	7,341	7,270	9,605	7,585	9,707	7,398
Net income attributable to common stockholders	$53,526	$12,988	$14,754	$17,715	$13,637	$13,182	$12,805	$9,933
Net income per share attributable to common stockholders(a):
Basic	$0.62	$0.15	$0.17	$0.21	$0.16	$0.15	$0.15	$0.12
Diluted	$0.60	$0.15	$0.17	$0.20	$0.16	$0.15	$0.15	$0.12

(a)	Full year amounts may not equal the sum of the quarters due to rounding

•

The growth in revenues was the result of marketing efforts and word-of-mouth referrals, better restaurant choices, technology and product improvements as well as an increase in average commission rates, the impact of acquisitions and higher average order size. The increase in operations and support expense during the year ended December 31, 2017 was driven primarily by growth in Gross Food Sales and costs related to processing those orders and the expansion of delivery services. During the three months ended December 31, 2017, the Company recognized an income tax benefit of $34.1 million related to the Tax Act. Additionally, income tax (benefit) expense for the year ended December 31, 2017 includes the impact of excess tax benefits from stock-based compensation of $7.1 million. During the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, the Company recognized acquisition-related and non-recurring legal costs of $0.4 million, $1.5 million, $4.5 million and $3.2 million, respectively, within general and administrative expenses in the consolidated statements of operations.

•

The growth in revenues was the result of marketing efforts, investments in the Company’s platform to drive more orders, and organic growth from word-of-mouth referrals as well as the inclusion of the results of LABite. The increase in operations and support expense during the year ended December 31, 2016 was driven primarily by the continued investment in delivery services, higher customer care and operations personnel costs and higher payment processing costs related to the growth in orders as well as the inclusion of the results of LABite. During the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the Company recognized acquisition-related costs of $0.8 million, $0.7 million, $0.3 million and $0.3 million, respectively, within general and administrative expenses in the consolidated statements of operations.

Our key business metrics were as follows for the periods presented:

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(unaudited)
Active Diners	14,462,000	9,806,000	9,177,000	8,751,000	8,174,000	7,685,000	7,352,000	6,970,000
Daily Average Grubs	392,500	304,500	313,900	324,600	292,500	267,500	271,100	267,800
Gross Food Sales (in millions)	$1,138.6	$867.3	$879.7	$898.1	$817.7	$735.0	$732.6	$712.8

•	Active Diners are the number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s platform.
•	Daily Average Grubs are calculated as the number of revenue generating orders placed on the platform divided by the number of days for a given period.
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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2017 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report and Attestation Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Our management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management excluded from its assessment the operations of Eat24, LLC and A&D Network Solutions, Inc. and Dashed, Inc. (collectively “Foodler”) acquired during 2017, which is described in Part II, Item 8, Note 3, “Acquisitions” to the consolidated financial statements.

Based on this assessment, our management determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

Crowe Horwath LLP, our independent registered public accounting firm, who has audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, and as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Grubhub Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements") and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report and Attestation Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of businesses acquired during 2017, which are described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, they have also been excluded from the scope of our audit of internal control over financial reporting. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 28, 2018

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Company’s definitive proxy statement to be filed with the SEC in connection with its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which is expected to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

The information required by this Item 11 will be contained in the 2018 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the 2018 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be contained in the 2018 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2018 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Data

2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Grubhub Inc.	10-Q	001-36389	3.1	August 7, 2014

3.2	Amended and Restated By-laws of Grubhub Inc.	10-Q	001-36389	3.2	August 7, 2014

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194219	4.1	March 20, 2014

10.1	Registration Rights Agreement, dated August 8, 2013 by and among Grubhub Inc. (f/k/a Grubhub Seamless Inc. f/k/a Seamless Grubhub Holdings Inc.) and certain stockholders listed therein.	S-1/A	333-194219	10.1	March 14, 2014

10.2*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of May 19, 2013.	S-1/A	333-194219	10.8	February 18, 2014

10.3*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of March 9, 2009.	S-1/A	333-194219	10.9	February 18, 2014

10.4*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of May 19, 2013.	S-1/A	333-194219	10.10	February 18, 2014

10.5*	Employment Offer Letter between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated October 17, 2011.	S-1/A	333-194219	10.11	February 18, 2014

10.6*	Protective Agreement and Agreement Not To Compete between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of October 7, 2011.	S-1/A	333-194219	10.12	February 18, 2014

10.7*	Employment Offer Letter and Agreement Relating to Employment and Post-Employment Competition between Seamless North America, LLC and Margo Drucker, dated as of May 17, 2012.	10-K	001-36389	10.39	February 26, 2016

10.8*	Employment Offer Letter between Grubhub Holdings Inc. and Stanley Chia, dated as of February 22, 2015	10-K	001-36389	10.42	February 26, 2016

10.9*	Employment Offer Letter between Grubhub Holdings Inc. and Barbara Martin Coppola, dated as of February 27, 2015.	10-K	001-36389	10.43	February 26, 2016

10.10*	Letter of Resignation Agreement between Grubhub Holdings Inc. and Barbara Martin Coppola, dated as of December 10, 2017.					X

10.11*	Employment Offer Letter between Grubhub Holdings Inc. and Maria Belousova, dated as of January 30, 2014.					X

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.16	February 18, 2014

10.13*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.17	February 18, 2014

10.14*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.18	February 18, 2014

10.15*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on January 28, 2013.	S-1/A	333-194219	10.19	February 18, 2014

10.16*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.20	February 18, 2014

10.17*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.21	February 18, 2014

10.18*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.22	February 18, 2014

10.19*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.23	February 18, 2014

10.20*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.24	February 18, 2014

10.21*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.25	February 18, 2014

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.26	February 18, 2014

10.23*	Employee Restricted Stock Purchase Agreement, dated November 3, 2010, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney.	S-1/A	333-194219	10.38	February 18, 2014

10.24*	Note Cancellation and Stock Repurchase Agreement, dated December 21, 2012, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.), Matthew Maloney and Matt and Holly Maloney Family Limited.	S-1/A	333-194219	10.39	February 18, 2014

10.25*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.41	February 28, 2014

10.26*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.42	February 28, 2014

10.27*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker, granted in substitution of options originally granted on July 9, 2012.	10-Q	001-36389	10.1	May 9, 2016

10.28*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker relating to options granted on January 28, 2014.	10-Q	001-36389	10.2	May 9, 2016

10.29*	Form of Indemnification Agreement.	S-1/A	333-194219	10.44	April 3, 2014

10.30*	Grubhub Inc. (f/k/a Grubhub Seamless Inc.) 2013 Omnibus Incentive Plan.	S-1/A	333-194219	10.15	February 18, 2014

10.31*	Form of Option Grant Notice and Option Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.46	March 5, 2015

10.32*	Form of RSU Grant Notice and Restricted Stock Unit Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.47	March 5, 2015

10.33*	Grubhub Inc. 2015 Long-Term Incentive Plan.	DEF 14A	001-36389	Appendix A	April 10, 2015

10.34*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-K	001-36389	10.45	February 26, 2016

10.35*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-Q	001-36389	10.46	August 8, 2016

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (NEO Grant).	10-K	001-36389	10.47	February 26, 2016

10.37*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (NEO Grant).	10-K	001-36389	10.48	February 26, 2016

10.38	Office Building Lease, dated March 23, 2012, by and between 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.1	October 9, 2015

10.39	First Amendment to Lease, dated December 11, 2013, by and between Burnham Center – 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.2	October 9, 2015

10.40	Second Amendment to Lease, dated October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	8-K	001-36389	10.3	October 9, 2015

10.41	Third Amendment to Lease, dated as of October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.7	November 8, 2017

10.42	Fourth Amendment to Lease, dated as of October 16, 2017, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.8	November 8, 2017

10.43	Office Building Lease, dated as of May 19, 2011, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC)	10-Q	001-36389	10.9	November 8, 2017

10.44	First Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC).	10-Q	001-36389	10.10	November 8, 2017

10.45	Second Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to and Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC).	10-Q	001-36389	10.11	November 8, 2017

10.46	Third Amendment to Lease, dated as of September 27, 2017, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc. as successor-in-interest to Seamless North America, LLC.	10-Q	001-36389	10.12	November 8, 2017

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.47	Credit Agreement, dated as of April 29, 2016, by and between Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A. and BMO Capital Markets Corp., as co-lead arrangers and book runners, the other lender party thereto, and Citibank N.A., as administrative agent.	8-K	001-36380	10.1	May 3, 2016

10.48	Amendment No. 1 to the Credit Agreement, dated as of May 26, 2016, by and between Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A. and BMO Capital Markets Corp., as co-lead arrangers and book runners, the other lender party thereto, and Citibank, N.A., as administrative agent.	10-K	001-36389	10.45	February 28, 2017

10.49	Credit Agreement, dated as of October 10, 2017, by and among Grubhub Holdings Inc., Citibank, N.A., BMO Capital Markets Corp. and Merrill Lynch, Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, the other lenders party thereto, and Citibank N.A. as administrative agent.	8-K	001-36389	10.1	October 11, 2017

10.50	Unit Purchase Agreement, dated as of August 3, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.	10-Q	001-36389	10.1	August 8, 2017

10.51	Amendment No. 1 to the Unit Purchase Agreement, dated as of October 10, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.	10-Q	001-36389	10.2	November 8, 2017

10.52	Investment Agreement by and among the Grubhub Inc. and Yum Restaurant Services Group, LLC, a wholly owned subsidiary of Yum! Brands, Inc.	8-K	001-36389	10.1	February 8, 2018

21.1	List of Subsidiaries.					X

23.1	Consent of Crowe Horwath LLP					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBHUB INC.

By:	/s/ Adam DeWitt
Adam DeWitt
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the twenty-eighth day of February 2018.

/s/ Adam DeWitt	/s/ Girish Lakshman
Adam DeWitt	Girish Lakshman
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Director

/s/ David Fisher	/s/ Matthew Maloney
David Fisher	Matthew Maloney
Director	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lloyd Frink	/s/ Brian McAndrews
Lloyd Frink	Brian McAndrews
Director	Chairman of the Board of Directors

/s/ David Habiger	/s/ Linda Johnson Rice
David Habiger	Linda Johnson Rice
Director	Director

/s/ Brandt Kucharski	/s/ Keith Richman
Brandt Kuckarski	Keith Richman
Corporate Controller	Director

/s/ Katrina Lake
Katrina Lake
Director