Form 10-Q
period 2018-03-31
GrubHub Inc.
filed 2018-05-08
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, 90,226,700 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$272,258	$234,090
Short-term investments	16,052	23,605
Accounts receivable, less allowances for doubtful accounts	100,129	95,970
Prepaid expenses and other current assets	9,847	6,818
Total current assets	398,286	360,483
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	79,399	71,384
OTHER ASSETS:
Other assets	6,697	6,487
Goodwill	589,862	589,862
Acquired intangible assets, net of amortization	504,011	515,553
Total other assets	1,100,570	1,111,902
TOTAL ASSETS	$1,578,255	$1,543,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$126,853	$119,922
Accounts payable	12,202	7,607
Accrued payroll	9,897	13,186
Taxes payable	1,514	3,109
Short-term debt	4,688	3,906
Other accruals	34,237	26,818
Total current liabilities	189,391	174,548
LONG-TERM LIABILITIES:
Deferred taxes, non-current	71,316	74,292
Other accruals	17,207	7,468
Long-term debt	143,121	169,645
Total long-term liabilities	231,644	251,405
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of March 31, 2018 and December 31, 2017; issued and outstanding: no shares as of March 31, 2018 and December 31, 2017.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at March 31, 2018 and December 31, 2017; issued and outstanding: 87,287,041 and 86,790,624 shares as of March 31, 2018 and December 31, 2017, respectively	9	9
Accumulated other comprehensive loss	(872)	(1,228)
Additional paid-in capital	856,443	849,043
Retained earnings	301,640	269,992
Total Stockholders’ Equity	$1,157,220	$1,117,816
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,578,255	$1,543,769

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenues	$232,570	$156,134
Costs and expenses:
Operations and support	96,283	59,519
Sales and marketing	48,756	35,438
Technology (exclusive of amortization)	17,331	13,192
General and administrative	17,697	13,181
Depreciation and amortization	20,951	10,040
Total costs and expenses	201,018	131,370
Income from operations	31,552	24,764
Interest (income) expense - net	1,022	(221)
Income before provision for income taxes	30,530	24,985
Income tax (benefit) expense	(236)	7,270
Net income attributable to common stockholders	$30,766	$17,715
Net income per share attributable to common stockholders:
Basic	$0.35	$0.21
Diluted	$0.34	$0.20
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	87,085	85,874
Diluted	90,091	87,120

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net income	$30,766	$17,715
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	356	107
COMPREHENSIVE INCOME	$31,122	$17,822

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,766	$17,715
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,050	2,412
Provision for doubtful accounts	325	95
Deferred taxes	(2,976)	(4,741)
Amortization of intangible assets	15,901	7,628
Stock-based compensation	10,231	7,243
Deferred rent	1,633	58
Amortization of deferred loan costs	333	124
Other	(243)	(234)
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	3,918	(1,721)
Prepaid expenses and other assets	(3,516)	2,957
Restaurant food liability	6,885	11,297
Accounts payable	601	483
Accrued payroll	(3,295)	(1,534)
Other accruals	5,887	9,808
Net cash provided by operating activities	71,500	51,590
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(10,537)	(57,783)
Proceeds from maturity of investments	18,166	55,833
Capitalized website and development costs	(6,262)	(4,150)
Purchases of property and equipment	(5,462)	(3,056)
Acquisitions of businesses, net of cash acquired	737	—
Acquisition of other intangible assets	—	(5,000)
Other cash flows from investing activities	16	91
Net cash used in investing activities	(3,342)	(14,065)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings under the credit facility	(25,781)	—
Proceeds from exercise of stock options	6,948	1,584
Taxes paid related to net settlement of stock-based compensation awards	(11,485)	(3,688)
Net cash used in financing activities	(30,318)	(2,104)
Net change in cash, cash equivalents, and restricted cash	37,840	35,421
Effect of exchange rates on cash, cash equivalents and restricted cash	356	97
Cash, cash equivalents, and restricted cash at beginning of year	238,239	242,214
Cash, cash equivalents, and restricted cash at end of the period	$276,435	$277,732
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$227	$746
Capitalized property, equipment and website and development costs in accounts payable at period end	3,992	1,956
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$272,258	$275,037
Restricted cash included in prepaid expenses and other current assets	1,500	—
Restricted cash included in other assets	2,677	2,695
Total cash, cash equivalents, and restricted cash	$276,435	$277,732

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 28, 2018 (the “2017 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

On January 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance under ASC Topic 605. See Recently Issued Accounting Pronouncements and Note 3, Revenue, below for additional details.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the three months ended March 31, 2018 related to revenue and the statement of cash flows. There have been no other material changes to the Company’s significant accounting policies described in the 2017 Form 10-K.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for the Company beginning in the first quarter of 2018 on a prospective basis. The adoption of ASU 2017-09 has not had and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows with the intent of reducing diversity in practice related to eight types of cash flows including, among others, debt prepayment or debt extinguishment costs, contingent consideration

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. In addition, in November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-15 and ASU 2016-18 were effective for and adopted by the Company beginning in the first quarter of 2018. The amendments were applied using a retrospective transition method to each period presented and impacted the Company’s presentation of the consolidated statements of cash flows. The adoption of ASU 2016-15 and ASU 2016-18 had no material impact on the Company’s consolidated financial position, results of operations or cash flows as the Company’s restricted cash balances are immaterial.

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

In May 2014, and in subsequent updates, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASC Topic 606 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC Topic 606 was effective for and adopted by the Company in the first quarter of 2018. The Company applied the modified retrospective approach to contracts which were not completed as of January 1, 2018. The adoption of these ASUs did not have and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows or its business processes, systems and controls.

The adoption of ASC Topic 606 resulted in an increase in revenues of $0.6 million for the three months ended March 31, 2018 and primarily had the following impact on the Company’s financial statements:

•

Beginning in January 1, 2018, the Company defers the incremental costs of obtaining contracts as contract acquisition assets resulting in a $2.0 million decrease in sales and marketing expense in the condensed consolidated statements of operations and corresponding increase in other assets on the condensed consolidated balance sheets. Contract acquisition assets are amortized to sales and marketing expense in the consolidated statements of operations over the period in which services are expected to be provided to the customer, which is estimated to be approximately 4 years. Prior to the adoption of ASC Topic 606, the cost of obtaining a contract was recognized as it was incurred.

•

Beginning in the first quarter of 2018, the Company recognizes revenue from estimated unredeemed gift cards that are not subject to unclaimed property laws over the expected customer redemption period, rather than when the likelihood of redemption became remote. The Company recorded a cumulative-effect adjustment to opening retained earnings as of January 1, 2018 of $0.9 million related to unredeemed gift cards, breakage income of $0.4 million in revenues in the condensed consolidated statements of operations during the three months ended March 31, 2018 and a corresponding increase in other accruals of $1.3 million on the condensed consolidated balance sheets.

•

Changes in the timing of revenue recognition under ASC Topic 606 related to incentives, refunds and adjustments also resulted in a $0.2 million increase in revenues on the condensed consolidated statements of operations during the three months ended March 31, 2018.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

•

The adoption of ASC Topic 606 had no impact to the Company’s total net cash provided by or used in operations, investing or financing activities within the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2018.

See Note 3, Revenue, for additional details.

3. Revenue

Revenues are recognized when control of the promised goods or services is transferred to the customer, in the amount that reflects the consideration the Company expects to receive in exchange for those good or services.

The Company generates revenues primarily when diners place an order on the platform through its mobile applications, its websites, or through third-party websites that incorporate the Company’s API or one of the Company’s listed phone numbers. Restaurants pay a commission, typically a percentage of the transaction, on orders that are processed through the platform. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above a base rate. A restaurant can choose to pay a higher rate that affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission for the use of those services. The Company may also charge a delivery fee directly to the diner.

Revenues from online and phone pick-up and delivery orders are recognized when the orders are transmitted to the restaurants, including revenues for managed delivery services due to the simultaneous nature of the Company’s delivery operations. The amount of revenue recognized by the Company is based on the arrangement with the related restaurant and is adjusted for any expected refunds or adjustments based on historical experience and any cash credits related to the transaction, including incentive offers provided to restaurants and diners. The Company also recognizes as revenue any fees charged to the diner for delivery services provided by the Company. Although the Company processes and collects the entire amount of the transaction with the diner, it records revenue for transmitting orders to restaurants on a net basis because the Company is acting as an agent for takeout orders, which are prepared by the restaurants. The Company is the principal in the transaction with respect to credit card processing and managed delivery services because it controls the respective services. As a result, costs incurred for processing the credit card transactions and providing delivery services are included in operations and support expense in the consolidated statements of operations.

The Company periodically provides incentive offers to restaurants and diners to use our platform. These promotions are generally cash credits to be applied against purchases. These incentive offers are recorded as a reduction in revenues, generally on the date the corresponding order revenue is recognized. For those incentives related to current orders that create an obligation to discount future orders, the Company allocates the incentives that are expected to be redeemed proportionally to current and future orders based on their relative expected transaction prices.

For most orders, diners use a credit card to pay for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis, depending on the payment terms with the restaurant. The Company also accepts payment for orders via gift cards offered on its platform. For gift cards that are not subject to unclaimed property laws, the Company recognizes revenue from estimated unredeemed gift cards, based on its historical breakage experience, over the expected customer redemption period.

Certain governmental taxes are imposed on the products and services provided through the Company’s platform and are included in the order fees charged to the diner and collected by the Company. Sales taxes are either remitted to the restaurant for payment or are paid directly to certain states. These fees are recorded on a net basis, and, as a result, are excluded from revenues.

The Company also generates a small amount of revenues directly from companies that participate in our corporate ordering program and also by selling advertising to third parties on our allmenus.com and MenuPages.com websites. The Company does not anticipate that the foregoing will generate a material portion of our revenues in the foreseeable future.

Accounts Receivable

Accounts receivable primarily represent the net cash due from the Company’s payment processor for cleared transactions and amounts owed from corporate customers, which are generally invoiced on a monthly basis. The carrying amount of the Company’s receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of amounts that will not be collected based on historical loss experience and any current or forecasted specific risks.

Deferred Revenues

The Company’s deferred revenues consist primarily of gift card liabilities and certain incentive liabilities. These amounts are included within other accruals on the consolidated balance sheets and are not material to the Company’s consolidated financial position. The majority of gift cards and incentives issued by the Company are redeemed within a year.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Contract Acquisition Costs

The Company defers the incremental costs of obtaining contracts including certain commissions and bonuses and related payroll taxes as contract acquisition assets within other assets on the consolidated balance sheets. Contract acquisition assets are amortized using the straight-line method to sales and marketing expense in the consolidated statements of operations over the useful life of the contract, which is estimated to be approximately 4 years. During the three months ended March 31, 2018, the Company deferred $2.1 million of contract acquisitions costs and amortized $0.1 million of related expense in the same period.

4. Acquisitions

There were no acquisitions during the three months ended March 31, 2018.

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

On August 23, 2017, the Company acquired substantially all of the assets and certain expressly specified liabilities of A&D Network Solutions, Inc. and Dashed, Inc. (collectively, “Foodler”). The purchase price for Foodler was $51.2 million in cash, net of cash acquired of $0.1 million. Foodler is an independent online food-ordering company with an established diner base in the Northeast United States. The acquisition expanded the breadth and depth of the Company’s restaurant network, active diners and delivery network.

The results of operations of Eat24 and Foodler have been included in the Company’s financial statements since October 10, 2017 and August 23, 2017, respectively.

The excess of the consideration transferred in the acquisitions over the net amounts assigned to the fair value of the assets were recorded as goodwill, which represents the value of increasing the breadth and depth of the Company’s network of restaurants and diners. The total goodwill related to this acquisitions of Eat24 and Foodler of $153.4 million is expected to be deductible for income tax purposes.

The assets acquired and liabilities assumed of Eat24 and Foodler were recorded at their estimated fair values as of the closing dates of October 10, 2017 and August 23, 2017. The following table summarizes the final purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the Eat24 and Foodler acquisitions:

	Eat24	Foodler	Total
	(in thousands)
Cash	$40	$86	$126
Accounts receivable	8,267	307	8,574
Prepaid expenses and other current assets	221	—	221
Property and equipment	1,113	—	1,113
Restaurant relationships	126,232	35,217	161,449
Diner acquisition	35,226	1,354	36,580
Trademarks	2,225	74	2,299
Developed technology	2,559	1,955	4,514
Goodwill	135,955	17,452	153,407
Accounts payable and accrued expenses	(30,082)	(5,237)	(35,319)
Total purchase price plus cash acquired	281,756	51,208	332,964
Fair value of replacement RSUs attributable to pre-combination service	(274)	—	(274)
Cash acquired	(40)	(86)	(126)
Net cash paid	$281,442	$51,122	$332,564

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 of $1.3 million and $0.4 million, respectively.

Pro Forma

The following unaudited pro forma information presents a summary of the operating results of the Company for the three months ended March 31, 2017 as if the acquisitions of Eat24 and Foodler had occurred as of January 1 of the year prior to acquisition:

Three Months Ended March 31, 2017
(in thousands, except per share data)
Revenues	$177,650
Net income	12,125
Net income per share attributable to common shareholders:
Basic	$0.14
Diluted	$0.14

The pro forma adjustments that reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred, stock-based compensation expense for replacement awards, interest expense for transaction financings and other adjustments, as well as the pro forma tax impact of such adjustments for the three months ended March 31, 2017 were as follows:

Three Months Ended March 31, 2017
(in thousands)
Depreciation and amortization	$3,623
Transaction costs	(409)
Stock-based compensation	(626)
Interest expense	1,217
Other	1,367
Income tax benefit	(2,146)

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$46,599	$—	$(66)	$46,533
Corporate bonds	2,475	—	—	2,475
Short-term investments
Commercial paper	12,556	—	(60)	12,496
Corporate bonds	3,496	—	(3)	3,493
Total	$65,126	$—	$(129)	$64,997

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$39,979	$—	$(43)	$39,936
Corporate bonds	1,250	—	—	1,250
Short-term investments
Commercial paper	21,480	—	(99)	21,381
Corporate bonds	2,125	—	(1)	2,124
Total	$64,834	$—	$(143)	$64,691

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of March 31, 2018.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$59,029	$(126)	$—	$—	$59,029	$(126)
Corporate bonds	3,493	(3)	—	—	3,493	(3)
Total	$62,522	$(129)	$—	$—	$62,522	$(129)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$61,317	$(142)	$—	$—	$61,317	$(142)
Corporate bonds	3,374	(1)	—	—	3,374	(1)
Total	$64,691	$(143)	$—	$—	$64,691	$(143)

The Company recognized interest income during the three months ended March 31, 2018 and 2017 of $0.6 million and $0.4 million, respectively, within net interest (income) expense on the condensed consolidated statements of operations. During the three months ended March 31, 2018 and 2017, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 14, Fair Value Measurement, for further details).

6. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$457,580	$(83,332)	$374,248	$457,580	$(76,852)	$380,728
Diner acquisition	40,247	(3,918)	36,329	40,247	(1,906)	38,341
Developed technology	8,523	(8,224)	299	8,523	(6,418)	2,105
Trademarks	2,225	(847)	1,378	2,225	(402)	1,823
Other	6,131	(4,050)	2,081	6,888	(4,008)	2,880
Total amortizable intangible assets	514,706	(100,371)	414,335	515,463	(89,586)	425,877
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$604,382	$(100,371)	$504,011	$605,139	$(89,586)	$515,553

Amortization expense for acquired intangible assets was $11.5 million and $5.3 million for the three months ended March 31, 2018 and 2017, respectively.

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2018.

Estimated future amortization expense of acquired intangible assets as of March 31, 2018 was as follows:

(in thousands)
The remainder of 2018	27,997
2019	33,598
2020	32,254
2021	32,254
2022	30,292
Thereafter	257,940
Total	$414,335

7. Property and Equipment

The components of the Company’s property and equipment as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Developed software	$58,600	$52,041
Computer equipment	36,445	31,601
Leasehold improvements	24,307	23,400
Furniture and fixtures	6,932	6,857
Purchased software and digital assets	2,917	2,881
Construction in progress	2,946	—
Property and equipment	132,147	116,780
Accumulated amortization and depreciation	(52,748)	(45,396)
Property and equipment, net	$79,399	$71,384

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $5.1 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The gross carrying amount and accumulated amortization of the Company’s developed software assets as of March 31, 2018 were adjusted by $1.7 million for certain fully amortized assets that were no longer in use. The Company capitalized developed software costs of $8.2 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended March 31, 2018 and 2017 was $4.4 million and $2.4 million, respectively.

8. Commitments and Contingencies

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

The consolidated district court case was stayed until January 2017, when Ameranth’s motion to lift the stay and proceed on only the ‘077 patent was granted. The court set a jury trial date of December 3, 2018 for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of March 31, 2018, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matter described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities, including labor and employment claims, some of which relate to the alleged misclassification of independent contractors. In September 2015, a claim was brought in the United States District Court for the Northern District of California under the Private Attorneys General Act by an individual plaintiff on behalf of himself and seeking to represent other drivers and the State of California. The claim sought monetary penalties and injunctive relief for alleged violations of the California Labor Code based on the alleged misclassification of drivers as independent contractors. A decision was issued on February 8, 2018, and the court ruled in favor of the Company, finding that plaintiff was properly classified as an independent contractor. In March 2018, the plaintiff appealed this decision to the Ninth Circuit. The Company does not believe any of the foregoing claims will have a material impact on its consolidated financial statements. However, there is no assurance that any claim will not be combined into a collective or class action.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9. Debt

The following table summarizes the carrying value of the Company’s debt as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Term loan	$123,438	$124,219
Revolving loan	25,000	50,000
Total debt	148,438	174,219
Less current portion	(4,688)	(3,906)
Less unamortized deferred debt issuance costs	(629)	(668)
Long-term debt	$143,121	$169,645

On October 10, 2017, the Company entered into a credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million (the “Credit Agreement”). In addition, the Company may incur up to $150 million of incremental revolving loans or incremental revolving term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility will be available to the Company until October 9, 2022. There have been no changes in the terms of the Credit Agreement during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company made principal payments of $25.8 million from cash flows from operations. As of March 31, 2018, outstanding borrowings under the Credit Agreement were $148.4 million.  The fair value of the Company’s outstanding debt approximates its carrying value as of March 31, 2018 (see Note 14, Fair Value Measurement, for additional details). The Company was in compliance with the covenants of the Credit Agreement as of March 31, 2018. Additional capacity on the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

  As of March 31, 2018, total unamortized debt issuance costs of $2.3 million were recorded as other assets and as a reduction of long-term debt on the consolidated balance sheets in proportion to the borrowing capacities of the revolving and term loans.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility. During the three months ended March 31, 2018 and 2017, the Company recognized interest expense of $1.6 million and $0.2 million, respectively.

10. Stock-Based Compensation

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $10.2 million and $7.2 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, $160.5 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.2 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards and restricted stock units in excess of the deferred tax assets that were previously recorded. During the three months ended March 31, 2018 and 2017, the Company recognized excess tax benefits from stock-based compensation of $8.2 million and $1.9 million within income tax (benefit) expense on the condensed consolidated statements of operations and within cash flows from operating activities on the condensed consolidated statements of cash flows.

The Company capitalized $1.7 million and $0.9 million during the three months ended March 31, 2018 and 2017, respectively, of stock-based compensation expense as website and software development costs.

Stock Options

The Company granted 332,723 and 592,859 stock options during the three months ended March 31, 2018 and 2017, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Beginning in the first quarter of 2018, expected volatilities are based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Weighted-average fair value options granted	$33.24	$15.10
Average risk-free interest rate	2.38%	1.65%
Expected stock price volatilities (a)	45.7%	48.8%
Dividend yield	None	None
Expected stock option life (years)	4.00	4.00

(a)

Prior to the first quarter of 2018, the expected volatility was based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014.

Stock option awards as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2017	2,705,849	$25.53	$125,197	7.28
Granted	332,723	86.70
Forfeited	(109,203)	34.14
Exercised	(252,302)	27.54
Outstanding at March 31, 2018	2,677,067	32.59	184,388	7.37
Vested and expected to vest at March 31, 2018	2,669,921	32.51	184,126	7.37
Exercisable at March 31, 2018	1,339,146	$20.56	$108,354	6.39

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $14.6 million and $2.2 million, respectively.

The Company recorded compensation expense for stock options of $2.4 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $23.6 million and is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,454,801	$37.56
Granted	839,668	86.79
Forfeited	(103,157)	40.20
Vested	(391,586)	35.41
Outstanding at March 31, 2018	2,799,726	$52.52

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Compensation expense related to restricted stock units was $7.8 million and $4.3 million during the three months ended March 31, 2018 and 2017, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended March 31, 2018 and 2017 was $30.3 million and $9.5 million, respectively. As of March 31, 2018, $136.9 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 2,772,059 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $52.25 is expected to be recognized over a weighted-average period of 3.3 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

11. Income Taxes

During the three months ended March 31, 2018 and 2017, the Company’s effective tax rate was negative 0.8% and positive 29.1%, respectively. The income tax (benefit) expense during the three months ended March 31, 2018 and 2017 included the net impact of excess tax benefits for stock-based compensation of $8.2 million and $1.9 million, respectively (see Note 10, Stock-based Compensation, for additional details).

The Company is currently under examination in New York for corporate income tax returns for the tax years ended December 31, 2014, 2015 and 2016. The Company does not believe, but cannot predict with certainty, that there will not be any additional tax liabilities, penalties and/or interest as a result of the audit.

12. Stockholders’ Equity

As of March 31, 2018 and December 31, 2017, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At March 31, 2018 and December 31, 2017, there were 500,000,000 shares of common stock authorized. At March 31, 2018 and December 31, 2017, there were 87,287,041 and 86,790,624 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of March 31, 2018 or December 31, 2017.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the three months ended March 31, 2018, the Company did not repurchase any shares of its common stock.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of March 31, 2018 or December 31, 2017.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company’s equity as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

(in thousands)
Balance at December 31, 2017	$1,117,816
Net income	30,766
Cumulative effect of change in accounting principle(a)	882
Currency translation	356
Stock-based compensation	11,937
Shares repurchased and retired to satisfy tax withholding upon vesting	(11,485)
Stock option exercises, net of withholdings and other	6,948
Balance at March 31, 2018	$1,157,220
(a)	See Note 2, Significant Accounting Policies, for additional details related to the impact of the adoption of ASC Topic 606 during the three months ended March 31, 2018.

13. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options and restricted stock units, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units using the treasury stock method.

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$30,766	87,085	$0.35	$17,715	85,874	$0.21
Effect of Dilutive Securities
Stock options	—	1,621		—	835
Restricted stock units	—	1,385		—	411
Diluted EPS
Net income attributable to common stockholders	$30,766	90,091	$0.34	$17,715	87,120	$0.20

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Anti-dilutive shares underlying stock-based awards:
Stock options	332,723	1,432,715
Restricted stock units	60,018	1,150,714

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

The Company applied the following methods and assumptions in estimating its fair value measurements. The Company’s commercial paper, investments in corporate bonds and certain money market funds are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly. The Company’s long-term debt is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company. Accounts receivable, restaurant food liability and accounts payable approximate fair value due to their generally short-term maturities.

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Fair Value		Carrying Value	Fair Value		Carrying Value
	Level 2	Level 3		Level 2	Level 3
	(in thousands)
Assets
Money market funds	$34	$—	$34	$93	$—	$93
Commercial paper	59,029	—	59,155	61,317	—	61,459
Corporate bonds	5,968	—	5,971	3,374	—	3,375
Total assets	$65,031	$—	$65,160	$64,784	$—	$64,927
Liabilities
Long-term debt, including current maturities	—	149,700	148,438	—	175,700	174,219
Total liabilities	$—	$149,700	$148,438	$—	$175,700	$174,219

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 4, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

15. Subsequent Events

On April 25, 2018, the Company and Yum Restaurant Services Group, LLC (the “Investor”), a wholly owned subsidiary of Yum! Brands, Inc., closed the previously announced issuance and sale of 2,840,464 shares of the Company’s common stock (the “Acquired Shares”) to the Investor for an aggregate purchase price of $200 million pursuant the investment agreement, dated as of February 7, 2018, by and among the Company and the Investor. The Acquired Shares resulted in an immediate increase in the outstanding shares used to calculate the weighted-average common shares outstanding on the closing date of April 25, 2018. The Company expects to use the proceeds for general corporate purposes which may include accelerating the expansion of delivery services, investing in the platform, repayment of borrowings under the Credit Agreement and pursuing growth opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2018. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below.

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 80,000 local restaurants with hungry diners in over 1,600 cities across the United States and is focused on transforming the takeout experience. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of March 31, 2018, the Company was providing delivery services in more than 110 markets across the country. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company charges restaurants a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services.

Acquisitions of Business and Other Intangible Assets

On October 10, 2017, the Company acquired all of the issued and outstanding equity interests of Eat24, LLC (“Eat24”), a wholly-owned subsidiary of Yelp Inc. and provider of online and mobile food-ordering services for restaurants across the United States. On August 23, 2017, the Company acquired substantially all of the assets and certain expressly specified liabilities of A&D Network Solutions, Inc. and Dashed, Inc. (collectively, “Foodler”), a food-ordering company headquartered in Boston. For a description of the Company’s acquisitions, see Note 4, Acquisitions.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended March 31,
	2018	2017	% Change
Active Diners	15,078,000	8,751,000	72%
Daily Average Grubs	436,900	324,600	35%
Gross Food Sales (in millions)	$1,245.0	$898.1	39%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three months ended March 31, 2018 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. The increase in our key business metrics, particularly Active Diners, was also impacted by the inclusion of results from recent acquisitions.

Basis of Presentation

On January 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance under ASC Topic 605. See Note 2, Significant Account Policies, and Note 3, Revenue, for additional details, including a description of the Company’s revenue recognition policies under ASC Topic 606. The adoption of ASC Topic 606 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Results of Operations

Three Months Ended March 31, 2018 and 2017

The following table sets forth the Company’s results of operations for the three months ended March 31, 2018 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2018		2017
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$232,570	100%	$156,134	100%	$76,436	49%
Costs and expenses:
Operations and support	96,283	41%	59,519	38%	36,764	62%
Sales and marketing	48,756	21%	35,438	23%	13,318	38%
Technology (exclusive of amortization)	17,331	7%	13,192	8%	4,139	31%
General and administrative	17,697	8%	13,181	8%	4,516	34%
Depreciation and amortization	20,951	9%	10,040	6%	10,911	109%
Total costs and expenses(a)	201,018	86%	131,370	84%	69,648	53%
Income from operations	31,552	14%	24,764	16%	6,788	27%
Interest (income) expense - net	1,022	0%	(221)	0%	1,243	(562%)
Income before provision for income taxes	30,530	13%	24,985	16%	5,545	22%
Income tax (benefit) expense	(236)	0%	7,270	5%	(7,506)	(103%)
Net income attributable to common stockholders	$30,766	13%	$17,715	11%	$13,051	74%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$64,063	28%	$42,456	27%	$21,607	51%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $76.4 million, or 49%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily related to the significant growth in Active Diners, which increased from 8.8 million to 15.1 million at the end of each period, driving an increase in Daily Average Grubs to 436,900 during the three months ended March 31, 2018 from 324,600 Daily Average Grubs during the same period in 2017. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders, as well as the impact of recent acquisitions. In addition, revenue increased during the three months ended March 31, 2018 compared to the same period in 2017 due to the inclusion of results from the acquisitions (see Note 4, Acquisitions), an increase in the Company’s average commission rates as well as a higher average order size.

Operations and Support

Operations and support expense increased by $36.8 million, or 62%, for the three months ended March 31, 2018 compared to the same period in 2017. This increase was primarily attributable to expenses to support the 39% growth in Gross Food Sales and the related increase in expenses to support higher order volumes including expenses related to delivering orders, the inclusion of results from recent acquisitions, payment processing costs and customer care and operations personnel costs. Delivery expenses increased disproportionally with revenue growth during the three months ended March 31, 2018 compared to the prior year due to organic growth of delivery orders and expansion of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $13.3 million, or 38%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase of $14.8 million in the Company’s advertising campaigns across various media channels including additional expense incurred for recent acquisitions. The increase was partially offset by the deferral of $1.9 million of payroll commission and bonus costs as a result of adopting ASC Topic 606 (see Note 3, Revenue) during the three months ended March 31, 2018.

Technology (exclusive of amortization)

Technology expense increased by $4.1 million, or 31%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily attributable to the 38% growth in the Company’s technology team, including salaries, stock-based compensation expense, payroll taxes, and benefits to support the growth and development of our platform, partially offset by an increase in the capitalizable costs of developing software during the three months ended March 31, 2018.

General and Administrative

General and administrative expense increased by $4.5 million, or 34%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase in stock-based compensation expense, acquisition-related expenses, the inclusion of results from recent acquisitions, as well as a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $10.9 million, or 109%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily attributable to higher depreciation and amortization expense related to the amortization of intangible assets acquired in recent acquisitions as well as an increase in capital spending on internally developed software, restaurant facing technology, leasehold improvements and office equipment to support the growth of the business.

Income Tax (Benefit) Expense

Income tax expense decreased by $7.5 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to the $6.3 million increase in discrete excess tax benefits from stock-based compensation recognized in income tax (benefit) expense during the three months ended March 31, 2018 as well as the decrease in the federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, partially offset by higher income before provision for income taxes due to the factors described above. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits from stock-based compensation. The Company calculated the income tax (benefit) expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The Company defines Adjusted EBITDA as net income adjusted to exclude acquisition, restructuring and certain legal costs, income taxes, net interest (income)

expense, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$30,766	$17,715
Income taxes	(236)	7,270
Interest (income) expense - net	1,022	(221)
Depreciation and amortization	20,951	10,040
EBITDA	52,503	34,804
Acquisition, restructuring and legal costs(a)	1,329	409
Stock-based compensation	10,231	7,243
Adjusted EBITDA	$64,063	$42,456
(a)

Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with the acquisitions and restructuring initiatives. Legal costs included above are not expected to be recurring (see Note 8, Commitments and Contingencies, for additional details).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, the Company had cash and cash equivalents of $272.3 million consisting of cash, money market funds and commercial paper with original maturities of three months or less and short-term investments of $16.1 million consisting of commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has additional availability under our revolving credit facility, as necessary. Additionally, the Company received proceeds of $200.0 million resulting from the sale of our common stock on April 25, 2018 as further described in Note 15, Subsequent Events, and below.

Amounts deposited with third-party financial institutions exceed Federal Deposit Insurance Corporation and Securities Investor Protection insurance limits, as applicable. These cash, cash equivalents and short-term investments balances could be affected if the underlying financial institutions fail or if there are other adverse conditions in the financial markets. The Company has not experienced any loss or lack of access to its invested cash, cash equivalents or short-term investments; however, such access could be adversely impacted by conditions in the financial markets in the future.

Management believes that the Company’s existing cash, cash equivalents, short-term investments and available credit facility will be sufficient to meet its working capital requirements for at least the next twelve months. However, the Company’s liquidity assumptions may prove to be incorrect, and the Company could utilize its available financial resources sooner than currently expected. The Company’s future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below. If the Company is unable to obtain needed additional funds, it will have to reduce operating costs, which could impair the Company’s growth prospects and could otherwise negatively impact its business.

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the three months ended March 31, 2018 and 2017, the Company did not repurchase any of its common stock. Since inception of the program, the Company has repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

On October 10, 2017, the Company entered into a credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million (the “Credit Agreement”). In addition, the Company may incur up to $150 million of incremental revolving loans or incremental revolving term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until October 9, 2022. See Note 9, Debt, for additional details.

During the three months ended March 31, 2018, the Company made principal payments of $25.8 million from cash flows from operations, including $25.0 million applied to the revolver and $0.8 million of term loan principal payments. As of March 31, 2018, outstanding borrowings under the Credit Agreement were $148.4 million. The undrawn portion of the revolving loan of $200.0 million was available as of March 31, 2018. Additional capacity on the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Credit Agreement becoming immediately due and payable and in the termination of the commitments. The Company was in compliance with the covenants of the Credit Agreement as of March 31, 2018. The Company expects to remain in compliance for the foreseeable future.

On April 25, 2018, the Company and Yum Restaurant Services Group, LLC (the “Investor”), a wholly owned subsidiary of Yum! Brands, Inc., closed the previously announced issuance and sale of 2,840,464 shares of the Company’s common stock to the Investor for an aggregate purchase price of $200 million pursuant to the investment agreement, dated as of February 7, 2018, by and among the Company and the Investor. The Company expects to use proceeds for general corporate purposes which may include accelerating the expansion of delivery services, investing in the platform, repayment of borrowings under the Credit Agreement and pursuing growth opportunities.

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$71,500	$51,590
Net cash used in investing activities	(3,342)	(14,065)
Net cash used in financing activities	(30,318)	(2,104)

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $71.5 million compared to $51.6 million for the same period in 2017. The increase in cash flows from operations was driven primarily by increases of $17.7 million in non-cash expenses and an increase of $13.1 million of net income, partially offset by changes in operation assets and liabilities. The increase in non-cash expenses primarily related to an increase in depreciation and amortization of $10.9 million and an increase of $3.0 million related to stock-based compensation. During the three months ended March 31, 2018 and 2017, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in prepaid expenses and other assets of $3.5 million for the three months ended March 31, 2018 primarily related to the deferral of contract acquisition costs under ASC Topic 606 (see Note 3, Revenue, for additional details) compared to a decrease of $3.0 million for the three months ended March 31, 2017 related to a decrease in prepaid technology services and insurance;

•

an increase in accrued expenses of $2.6 million during the three months ended March 31, 2018 primarily related to an increase in accrued credit card processing fees and advertising costs, partially offset by a decrease in accrued payroll expenses, compared to an increase of $8.3 million during the three months ended March 31, 2017;

•

a decrease in accounts receivable of $3.9 million for the three months ended March 31, 2018 compared to an increase of $1.7 million for the three months ended March 31, 2017 primarily due to the timing of processor payments to the Company at quarter-end and a decrease in the Company’s tax refund receivable for the three months ended March 31, 2018; and

•

an increase in the restaurant food liability of $6.9 million for the three months ended March 31, 2018 compared to an increase of $11.3 million for the three months ended March 31, 2017 due to the timing of payments to our restaurant partners at quarter-end.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, website and internal-use software development, the purchase of property and equipment to support the growth of the business and acquisitions of certain assets of businesses.

For the three months ended March 31, 2018, net cash used in investing activities was $3.3 million compared to $14.1 million for the same period in the prior year. The decrease in net cash used in investing activities during the three months ended March 31, 2018 was primarily the result of the $47.2 million decrease in the purchases of short-term investments and acquisition of certain assets of businesses of $5.0 million during the three months ended March 31, 2017, partially offset by the $37.7 million decrease in proceeds from maturities of investments.

Cash Flows Used in Financing Activities

The Company’s financing activities during the periods presented consisted of repayments of borrowings under the Credit Agreement, taxes paid related to net settlement of stock-based compensation awards and proceeds from the exercises of stock options.

For the three months ended March 31, 2018, net cash used in financing activities was $30.3 million compared to $2.1 million for the three months ended March 31, 2017. The increase in net cash used in financing activities resulted from the repayment of borrowings under the Credit Agreement of $25.8 million and an increase in taxes paid related to net share settlement of stock-based compensation awards of $7.8 million during the three months ended March 31, 2018, partially offset by an increase in proceeds from the exercises of stock options of $5.4 million.

Acquisitions of Businesses and Other Intangible Assets

On October 10, 2017, the Company acquired all of the issued and outstanding equity interests of Eat24. On August 23, 2017, the Company acquired substantially all of the assets and certain expressly specified liabilities of Foodler. The Company paid an aggregate of $332.6 million in cash to acquire Eat24 and Foodler, net of cash acquired of $0.1 million and non-cash consideration of $0.3 million.

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

Interest Rate Risk

As of March 31, 2018, outstanding borrowings under the Credit Agreement were $148.4 million, including $123.4 million of term loans and $25.0 million of revolving loans. The Company is exposed to interest rate risk on its outstanding borrowings. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.25% and 2.00% and in the case of alternate base rate loans is between 0.25% and 1.00%, and in each case, is based upon the Company’s consolidated total net leverage ratio (as defined in the Credit Agreement). The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The Company’s investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on its investments or their fair value. The Company assesses market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income and cash flows. As the Company’s investment portfolio is short-term in nature, management does not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair value of the Company’s portfolio, and therefore does not expect the Company’s results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that the Company would need to sell its investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the condensed consolidated statements of operations. See Note 5, Marketable Securities, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Inflation Risk

Management does not believe that inflation has had a material effect on the Company’s business, results of operations or financial condition.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment test as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of March 31, 2018, the Company had $589.9 million in goodwill.

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended March 31, 2018 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2017 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of our stock as of March 31, 2018 has increased since September 30, 2017. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of March 31, 2018, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

There were no material changes to the Company’s commitments under contractual obligations as compared to the contractual obligations disclosed in the 2017 Form 10-K.

Contingencies

For a discussion of certain litigation involving the Company, see Note 8, Commitments and Contingencies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the three months ended March 31, 2018.

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

Other than the changes disclosed in Note 2, Significant Accounting Policies, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q, there have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in in the 2017 Form 10-K.

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

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A, Risk Factors, of the 2017 Form 10-K and Part II, Item 1A, Risk Factors, in subsequent quarterly reports, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

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

•	our ability to strengthen the Company’s takeout marketplace;
•	the impact of interruptions or disruptions to our service on our business, reputation or brand;
•	our ability to choose and effectively manage third-party service providers;
•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•	our ability to generate positive cash flow and achieve and maintain profitability;
•	our ability to maintain an adequate rate of growth and effectively manage that growth;
•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;
•	the exposure to potential liability and expenses for legal claims and harm to our business;
•	our ability to defend the classification of members of our delivery network as independent contractors;
•	our ability to keep pace with technology changes in the takeout industry;
•	our ability to grow the usage of the Company’s mobile applications and monetize this usage;
•	our ability to properly use, protect and maintain the security of personal information and data provided by diners;
•	the impact of payment processor costs and procedures;
•	our ability to successfully compete with the traditional takeout ordering process and the effects of increased competition on our business;
•	our ability to innovate and provide a superior experience for restaurants and diners;
•	our ability to successfully expand in existing markets and into new markets;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to grow our restaurant delivery services in an effective and cost efficient manner;
•	the impact of weather and the effects of natural or man-made catastrophic events on the Company’s business;
•	our ability to maintain, protect and enhance the Company’s intellectual property;
•	our ability to obtain capital to support business growth;

•	our ability to comply with the operating and financial covenants of our secured, revolving credit facility; and
•	our ability to comply with modified or new legislation and governmental regulations affecting our business.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2018 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 8, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in the 2017 Form 10-K. However, you should carefully consider the factors discussed in the 2017 Form 10-K and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2018.

On April 25, 2018, the Company closed the previously announced issuance and sale of 2,840,464 shares of the Company’s common stock (the “Acquired Shares”) to the Investor. This issuance and sale is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The Investor represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Acquired Shares are being acquired for investment purposes and not with a view to any distribution thereof, and appropriate legends will be affixed to the Acquired Shares. See Part II, Item 8, Note 15, Subsequent Events, to the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K for additional details.

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

During the three months ended March 31, 2018, the Company did not repurchase any of its common stock.

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

Date: May 8, 2018