Form 10-Q
period 2018-06-30
GrubHub Inc.
filed 2018-08-06
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, 90,461,908 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$442,678	$234,090
Short-term investments	38,969	23,605
Accounts receivable, less allowances for doubtful accounts	98,254	95,970
Prepaid expenses and other current assets	12,120	6,818
Total current assets	592,021	360,483
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	89,208	71,384
OTHER ASSETS:
Other assets	9,177	6,487
Goodwill	589,862	589,862
Acquired intangible assets, net of amortization	494,484	515,553
Total other assets	1,093,523	1,111,902
TOTAL ASSETS	$1,774,752	$1,543,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$110,011	$119,922
Accounts payable	8,829	7,607
Accrued payroll	11,223	13,186
Taxes payable	1,203	3,109
Short-term debt	5,469	3,906
Other accruals	35,782	26,818
Total current liabilities	172,517	174,548
LONG-TERM LIABILITIES:
Deferred taxes, non-current	70,983	74,292
Other accruals	18,246	7,468
Long-term debt	116,598	169,645
Total long-term liabilities	205,827	251,405
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of June 30, 2018 and December 31, 2017; issued and outstanding: no shares as of June 30, 2018 and December 31, 2017.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at June 30, 2018 and December 31, 2017; issued and outstanding: 90,337,427 and 86,790,624 shares as of June 30, 2018 and December 31, 2017, respectively	9	9
Accumulated other comprehensive loss	(1,528)	(1,228)
Additional paid-in capital	1,066,167	849,043
Retained earnings	331,760	269,992
Total Stockholders’ Equity	$1,396,408	$1,117,816
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,774,752	$1,543,769

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$239,741	$158,794	$472,311	$314,928
Costs and expenses:
Operations and support	102,445	62,924	198,728	122,443
Sales and marketing	46,231	34,770	94,987	70,208
Technology (exclusive of amortization)	18,717	14,076	36,048	27,268
General and administrative	18,180	14,829	35,877	28,010
Depreciation and amortization	19,849	10,414	40,800	20,454
Total costs and expenses	205,422	137,013	406,440	268,383
Income from operations	34,319	21,781	65,871	46,545
Interest (income) expense - net	8	(314)	1,030	(535)
Income before provision for income taxes	34,311	22,095	64,841	47,080
Income tax expense	4,191	7,341	3,955	14,611
Net income attributable to common stockholders	$30,120	$14,754	$60,886	$32,469
Net income per share attributable to common stockholders:
Basic	$0.34	$0.17	$0.69	$0.38
Diluted	$0.33	$0.17	$0.67	$0.37
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	89,503	86,162	88,294	86,018
Diluted	92,503	87,700	91,297	87,410

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$30,120	$14,754	$60,886	$32,469
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(656)	343	(300)	450
COMPREHENSIVE INCOME	$29,464	$15,097	$60,586	$32,919

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,886	$32,469
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	10,526	5,092
Provision for doubtful accounts	301	148
Deferred taxes	(3,308)	(6,780)
Amortization of intangible assets	30,274	15,362
Stock-based compensation	22,170	15,438
Deferred rent	2,877	43
Amortization of deferred loan costs	460	240
Other	(596)	(554)
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	5,770	784
Prepaid expenses and other assets	(8,446)	3,323
Restaurant food liability	(9,870)	(1,690)
Accounts payable	(107)	(978)
Accrued payroll	(1,961)	396
Other accruals	7,041	4,365
Net cash provided by operating activities	116,017	67,658
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(44,271)	(110,108)
Proceeds from maturity of investments	29,116	114,303
Capitalized website and development costs	(13,145)	(9,576)
Purchases of property and equipment	(19,266)	(7,291)
Acquisitions of businesses, net of cash acquired	737	—
Acquisition of other intangible assets	—	(5,000)
Other cash flows from investing activities	24	492
Net cash used in investing activities	(46,805)	(17,180)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	200,000	—
Repayments of borrowings under the credit facility	(51,562)	—
Proceeds from exercise of stock options	9,958	8,308
Taxes paid related to net settlement of stock-based compensation awards	(18,717)	(5,523)
Net cash provided by financing activities	139,679	2,785
Net change in cash, cash equivalents, and restricted cash	208,891	53,263
Effect of exchange rates on cash, cash equivalents and restricted cash	(318)	413
Cash, cash equivalents, and restricted cash at beginning of year	238,239	242,214
Cash, cash equivalents, and restricted cash at end of the period	$446,812	$295,890
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$7,426	$13,805
Capitalized property, equipment and website and development costs in accounts payable at period end	1,430	1,493
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$442,678	$293,269
Restricted cash included in prepaid expenses and other current assets	1,500	—
Restricted cash included in other assets	2,634	2,621
Total cash, cash equivalents, and restricted cash	$446,812	$295,890

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 28, 2018 (the “2017 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the six months ended June 30, 2018 related to revenue and the statement of cash flows. There have been no other material changes to the Company’s significant accounting policies described in the 2017 Form 10-K.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020 and early adoption is permitted. The guidance will be applied using the modified-retrospective approach. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease under ASU 2016-02 will not significantly change from current GAAP. ASU 2016-02 is effective beginning in the first quarter of 2019 with early adoption permitted. In July 2018, the FASB issued Accounting Standards Update No. 2018-11 “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in the first quarter of 2019. The Company is currently evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements and the method of adoption under ASU 2018-11. Management anticipates that it will result in a significant increase in the Company’s long-term assets and liabilities but will have no material impact to its results of operations and cash flows.

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

The adoption of ASC Topic 606 resulted in an increase in revenues of $0.2 million and $0.8 million for the three and six months ended June 30, 2018, respectively, and primarily had the following impact on the Company’s financial statements:

•

Beginning in January 1, 2018, the Company defers the incremental costs of obtaining contracts as contract acquisition assets resulting in a net decrease of $2.7 million and $4.6 million in sales and marketing expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively, and corresponding increase in other assets on the condensed consolidated balance sheets. Contract acquisition assets are amortized to sales and marketing expense in the consolidated statements of operations over the period in which services are expected to be provided to the customer, which is estimated to be approximately 4 years. Prior to the adoption of ASC Topic 606, the cost of obtaining a contract was recognized as it was incurred.

•

Beginning in the first quarter of 2018, the Company recognizes revenue from estimated unredeemed gift cards that are not subject to unclaimed property laws over the expected customer redemption period, rather than when the likelihood of redemption became remote. The Company recorded a cumulative-effect adjustment to opening retained earnings as of January 1, 2018 of $0.9 million related to unredeemed gift cards, breakage income of $0.2 million and $0.6 million in revenues in the condensed consolidated statements of operations during the three and six months ended June 30, 2018, respectively, and a corresponding decrease in other accruals of $1.5 million on the condensed consolidated balance sheets.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

•

Changes in the timing of revenue recognition under ASC Topic 606 related to incentives, refunds and adjustments also resulted in a $0.2 million increase in revenues in the condensed consolidated statements of operations during the six months ended June 30, 2018. The related change in revenues during the three months ended June 30, 2018 was de minimis.

•

The adoption of ASC Topic 606 had no impact to the Company’s total net cash provided by or used in operations, investing or financing activities within the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2018.

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

The Company also generates a small amount of revenues directly from companies that participate in our corporate ordering program and by selling advertising to third parties on our allmenus.com and MenuPages.com websites. The Company does not anticipate that the foregoing will generate a material portion of our revenues in the foreseeable future.

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

Deferred Revenues

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company’s deferred revenues consist primarily of gift card liabilities and certain incentive liabilities. These amounts are included within other accruals on the consolidated balance sheets and are not material to the Company’s consolidated financial position. The majority of gift cards and incentives issued by the Company are redeemed within a year.

Contract Acquisition Costs

The Company defers the incremental costs of obtaining contracts including certain commissions and bonuses and related payroll taxes as contract acquisition assets within other assets on the consolidated balance sheets. Contract acquisition assets are amortized using the straight-line method to sales and marketing expense in the consolidated statements of operations over the useful life of the contract, which is estimated to be approximately 4 years. During the three and six months ended June 30, 2018, the Company deferred $2.8 million and $4.9 million, respectively, of contract acquisitions costs. During the three and six months ended June 30, 2018, the Company amortized $0.2 million and $0.3 million, respectively, of related expense.

4. Acquisitions

There were no acquisitions during the six months ended June 30, 2018.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The assets acquired and liabilities assumed of Eat24 and Foodler were recorded at their estimated fair values as of the respective closing dates of October 10, 2017 and August 23, 2017. The following table summarizes the final purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the Eat24 and Foodler acquisitions:

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

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 of $1.2 million and $1.5 million, respectively, and for the six months ended June 30, 2018 and 2017 of $2.5 million and $1.9 million, respectively.

Pro Forma

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and six months ended June 30, 2017 as if the acquisitions of Eat24 and Foodler had occurred as of January 1 of the year prior to acquisition:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands, except per share data)
Revenues	$180,854	$358,504
Net income	9,740	21,866
Net income per share attributable to common shareholders:
Basic	$0.11	$0.25
Diluted	$0.11	$0.25

The pro forma adjustments that reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred, stock-based compensation expense for replacement awards, interest expense for transaction financings and other adjustments, as well as the pro forma tax impact of such adjustments for the three and six months ended June 30, 2017 were as follows:

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands)
Depreciation and amortization	$2,743	$6,366
Transaction costs	(725)	(1,134)
Stock-based compensation	(756)	(1,382)
Interest expense	1,214	2,431
Other	1,463	2,830
Income tax benefit	(1,635)	(3,781)

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

5. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$23,369	$—	$(56)	$23,313
Corporate bonds	—	—	—	—
Short-term investments
Commercial paper	32,974	—	(122)	32,852
Corporate bonds	5,995	1	—	5,996
Total	$62,338	$1	$(178)	$62,161

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$39,979	$—	$(43)	$39,936
Corporate bonds	1,250	—	—	1,250
Short-term investments
Commercial paper	21,480	—	(99)	21,381
Corporate bonds	2,125	—	(1)	2,124
Total	$64,834	$—	$(143)	$64,691

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of June 30, 2018.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$56,165	$(178)	$—	$—	$56,165	$(178)
Corporate bonds	2,749	—	—	—	2,749	—
Total	$58,914	$(178)	$—	$—	$58,914	$(178)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$61,317	$(142)	$—	$—	$61,317	$(142)
Corporate bonds	3,374	(1)	—	—	3,374	(1)
Total	$64,691	$(143)	$—	$—	$64,691	$(143)

The Company recognized interest income during the three months ended June 30, 2018 and 2017 of $1.3 million and $0.6 million, respectively, and for the six months ended June 30, 2018 and 2017 of $1.9 million and $1.0 million, respectively, within net interest (income) expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2018 and 2017, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 14, Fair Value Measurement, for further details).

6. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$457,580	$(89,813)	$367,767	$457,580	$(76,852)	$380,728
Diner acquisition	40,247	(5,930)	34,317	40,247	(1,906)	38,341
Developed technology	8,523	(8,324)	199	8,523	(6,418)	2,105
Trademarks	2,225	(1,487)	738	2,225	(402)	1,823
Other	6,131	(4,344)	1,787	6,888	(4,008)	2,880
Total amortizable intangible assets	514,706	(109,898)	404,808	515,463	(89,586)	425,877
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$604,382	$(109,898)	$494,484	$605,139	$(89,586)	$515,553

Amortization expense for acquired intangible assets was $9.6 million and $5.1 million for the three months ended June 30, 2018 and 2017, respectively, and $21.1 million and $10.4 million for the six months ended June 30, 2018 and 2017, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

There were no changes during the six months ended June 30, 2018 in the carrying amount of goodwill of $589.9 million.

Estimated future amortization expense of acquired intangible assets as of June 30, 2018 was as follows:

(in thousands)
The remainder of 2018	$18,512
2019	33,554
2020	32,254
2021	32,254
2022	30,292
Thereafter	257,942
Total	$404,808

7. Property and Equipment

The components of the Company’s property and equipment as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Developed software	$67,717	$52,041
Computer equipment	41,249	31,601
Leasehold improvements	26,526	23,400
Furniture and fixtures	7,296	6,857
Purchased software and digital assets	3,286	2,881
Construction in progress	116	—
Property and equipment	146,190	116,780
Accumulated amortization and depreciation	(56,982)	(45,396)
Property and equipment, net	$89,208	$71,384

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $5.4 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively, and $10.5 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively.

The gross carrying amount and accumulated amortization of the Company’s leasehold improvements, developed software and furniture and fixtures as of June 30, 2018 were adjusted in aggregate by $7.7 million for certain fully amortized assets that were no longer in use. The Company capitalized developed software costs of $9.1 million and $6.4 million for the three months ended June 30, 2018 and 2017, respectively, and $17.3 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended June 30, 2018 and 2017 was $4.8 million and $2.6 million, respectively, and $9.2 million and $5.0 million for the six months ended June 30, 2018 and 2017, respectively.

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

The consolidated district court case was stayed until January 2017, when Ameranth’s motion to lift the stay and proceed on only the ‘077 patent was granted. The court set a jury trial date of December 3, 2018 for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of June 30, 2018, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

9. Debt

The following table summarizes the carrying value of the Company’s debt as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Term loan	$122,656	$124,219
Revolving loan	—	50,000
Total debt	122,656	174,219
Less current portion	(5,469)	(3,906)
Less unamortized deferred debt issuance costs	(589)	(668)
Long-term debt	$116,598	$169,645

On October 10, 2017, the Company entered into a credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million (the “Credit Agreement”). In addition, the Company may incur up to $150 million of incremental revolving loans or incremental revolving term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility will be available to the Company until October 9, 2022. There have been no changes in the terms of the Credit Agreement during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company made principal payments of $51.6 million from cash on hand. As of June 30, 2018, outstanding borrowings under the Credit Agreement were $122.7 million.  The fair value of the Company’s outstanding debt approximates its carrying value as of June 30, 2018 (see Note 14, Fair Value Measurement, for additional details). The Company was in compliance with the covenants of the Credit Agreement as of June 30, 2018. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

  As of June 30, 2018, total unamortized debt issuance costs of $2.1 million were recorded as other assets and as a reduction of long-term debt on the condensed consolidated balance sheets in proportion to the borrowing capacities of the revolving and term loans.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility. The Company recognized interest expense of $1.3 million and $0.2 million, during the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively.

10. Stock-Based Compensation

The Company has granted stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $12.0 million and $8.2 million during the three months ended June 30, 2018 and 2017, respectively, and $22.2 million and $15.4 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, $152.5 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.1 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock units in excess of the deferred tax assets that were previously recorded. During the three months ended June 30, 2018 and 2017, the Company recognized excess tax benefits from stock-based compensation of $5.7 million and $1.6 million, respectively, and $13.9 million and $3.5 million during the six months ended June 30, 2018 and 2017, respectively, within income tax expense on the condensed consolidated statements of operations and within cash flows from operating activities on the condensed consolidated statements of cash flows.

The Company capitalized stock-based compensation expense as website and software development costs of $2.0 million and $1.2 million during the three months ended June 30, 2018 and 2017, respectively, and $3.7 million and $2.1 million during the six months ended June 30, 2018 and 2017, respectively.

Stock Options

The Company granted 347,891 and 618,899 stock options during the six months ended June 30, 2018 and 2017, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Beginning in the first quarter of 2018, expected volatility is based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Weighted-average fair value options granted	$33.52	$15.19
Average risk-free interest rate	2.40%	1.65%
Expected stock price volatility (a)	45.7%	48.7%
Dividend yield	None	None
Expected stock option life (years)	4.00	4.00

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(a)

Prior to the first quarter of 2018, the expected stock price volatility was based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014.

Stock option awards as of December 31, 2017 and June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2017	2,705,849	$25.53	$125,197	7.28
Granted	347,891	87.41
Forfeited	(113,175)	34.21
Exercised	(359,871)	27.67
Outstanding at June 30, 2018	2,580,694	33.19	185,077	7.16
Vested and expected to vest at June 30, 2018	2,575,484	33.13	184,868	7.16
Exercisable at June 30, 2018	1,388,163	$20.98	$116,503	6.23

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2018 and 2017 was $7.9 million and $5.9 million, respectively. The aggregate intrinsic value of awards exercised during the six months ended June 30, 2018 and 2017 was $22.5 million and $8.1 million, respectively.

The Company recorded compensation expense for stock options of $2.5 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $4.9 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $21.4 million and is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2017 and June 30, 2018, and changes during the six months ended June 30, 2018 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,454,801	$37.56
Granted	945,107	88.18
Forfeited	(208,530)	47.04
Vested	(586,897)	35.27
Outstanding at June 30, 2018	2,604,481	$55.68

Compensation expense related to restricted stock units was $9.5 million and $5.2 million during the three months ended June 30, 2018 and 2017, respectively, and $17.3 million and $9.5 million during the six months ended June 30, 2018 and 2017, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended June 30, 2018 and 2017 was $19.7 million and $4.7 million, respectively, and $50.0 million and $14.2 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, $131.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 2,584,620 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $55.45 is expected to be recognized over a weighted-average period of 3.1 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

11. Income Taxes

The Company’s effective tax rate was 12.2% and 33.2% during the three months ended June 30, 2018 and 2017, respectively, and 6.1% and 31.0% during the six months ended June 30, 2018 and 2017, respectively. The income tax expense included the net impact of excess tax benefits for stock-based compensation of $5.7 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $13.9 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively (see Note 10, Stock-based Compensation, for additional details). Additionally, the federal corporate income tax rate decreased from 35% to 21% during the same periods as a result of the Tax Cuts and Jobs Act.

The Company is currently under examination in New York for corporate income tax returns for the tax years ended December 31, 2014, 2015 and 2016. The Company does not believe, but cannot predict with certainty, that there will not be any additional tax liabilities, penalties and/or interest as a result of the audit.

12. Stockholders’ Equity

As of June 30, 2018 and December 31, 2017, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At June 30, 2018 and December 31, 2017, there were 500,000,000 shares of common stock authorized. At June 30, 2018 and December 31, 2017, there were 90,337,427 and 86,790,624 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of June 30, 2018 or December 31, 2017.

On April 25, 2018, the Company issued and sold 2,820,464 shares of the Company’s common stock to Yum Restaurant Services Group, LLC (the “Investor”), a wholly owned subsidiary of Yum! Brands, Inc., for an aggregate purchase price of $200 million pursuant to an investment agreement dated February 7, 2018, by and between the Company and the Investor. The Company has used and expects to use the proceeds for general corporate purposes.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the six months ended June 30, 2018, the Company did not repurchase any shares of its common stock.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of June 30, 2018 or December 31, 2017.

The Company’s equity as of December 31, 2017 and June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

(in thousands)
Balance at December 31, 2017	$1,117,816
Net income	60,886
Cumulative effect of change in accounting principle (a)	882
Currency translation	(300)
Stock-based compensation	25,883
Shares repurchased and retired to satisfy tax withholding upon vesting	(18,717)
Stock option exercises, net of withholdings and other	9,958
Issuance of common stock	200,000
Balance at June 30, 2018	$1,396,408

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(a)	See Note 2, Significant Accounting Policies, for additional details related to the impact of the adoption of ASC Topic 606 during the six months ended June 30, 2018.

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

The sale of 2,820,464 shares of the Company’s common stock to the Investor on April 25, 2018 resulted in an immediate increase in the outstanding shares used to calculate the weighted-average common shares outstanding for the three and six months ended June 30, 2018 (see Note 12, Stockholders’ Equity).

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$30,120	89,503	$0.34	$14,754	86,162	$0.17
Effect of Dilutive Securities
Stock options	—	1,620		—	913
Restricted stock units	—	1,380		—	625
Diluted EPS
Net income attributable to common stockholders	$30,120	92,503	$0.33	$14,754	87,700	$0.17

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$60,886	88,294	$0.69	$32,469	86,018	$0.38
Effect of Dilutive Securities
Stock options	—	1,620		—	874
Restricted stock units	—	1,383		—	518
Diluted EPS
Net income attributable to common stockholders	$60,886	91,297	$0.67	$32,469	87,410	$0.37

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive shares underlying stock-based awards:
Stock options	347,891	1,083,992	347,891	1,083,992
Restricted stock units	38,295	97,488	38,295	97,488

14. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Level 2	Level 3	Carrying Value	Level 2	Level 3	Carrying Value
	(in thousands)
Assets
Money market funds	$28,201	$—	$28,201	$93	$—	$93
Commercial paper	56,165	—	56,343	61,317	—	61,459
Corporate bonds	5,996	—	5,995	3,374	—	3,375
Total assets	$90,362	$—	$90,539	$64,784	$—	$64,927
Liabilities
Long-term debt, including current maturities	$—	$123,766	$122,656	$—	$175,700	$174,219
Total liabilities	$—	$123,766	$122,656	$—	$175,700	$174,219

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 4, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

15. Subsequent Events

On July 24, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Grubhub Holdings Inc. (“Grubhub Holdings”), Lobster Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Grubhub Holdings (“Merger Sub”), SCVNGR, Inc., d/b/a LevelUp (“LevelUp”) and Shareholder Representative Services LLC, solely in its capacity as Securityholders’ Representative. LevelUp is a leading provider of mobile diner engagement and payment solutions for national and regional restaurant brands. The acquisition of LevelUp is expected to simplify the Company’s integrations with restaurants’ systems, increase diner engagement and accelerate product development.

Pursuant to the Merger Agreement, the Company will acquire LevelUp for total consideration of $390 million, subject to customary adjustments. The purchase price is currently expected to be funded through a combination of cash on hand and proceeds from additional borrowings under the Company’s existing Credit Agreement. The transaction is anticipated to close, subject to customary closing conditions, following regulatory approval.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 85,000 local restaurants with hungry diners in over 1,600 cities across the United States and is focused on transforming the takeout experience. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of June 30, 2018, the Company was providing delivery services in more than 140 markets across the country. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company charges restaurants a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services.

Acquisitions of Business and Other Intangible Assets

The Company has entered into an Agreement and Plan of Merger in which SCVNGR, Inc., d/b/a LevelUp (“LevelUp”) would become a wholly-owned subsidiary of the Company. For a description of the pending transaction, see Note 15, Subsequent Events.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Active Diners	15,581,000	9,177,000	70%	15,581,000	9,177,000	70%
Daily Average Grubs	423,200	313,900	35%	430,000	319,200	35%
Gross Food Sales (in millions)	$1,220.4	$879.7	39%	$2,465.4	$1,777.8	39%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and six months ended June 30, 2018 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. The increase in our key business metrics, particularly Active Diners, was also impacted by the inclusion of results from recent acquisitions.

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

The following table sets forth the Company’s results of operations for the three months ended June 30, 2018 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended June 30,
	2018		2017
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$239,741	100%	$158,794	100%	$80,947	51%
Costs and expenses:
Operations and support	102,445	43%	62,924	40%	39,521	63%
Sales and marketing	46,231	19%	34,770	22%	11,461	33%
Technology (exclusive of amortization)	18,717	8%	14,076	9%	4,641	33%
General and administrative	18,180	8%	14,829	9%	3,351	23%
Depreciation and amortization	19,849	8%	10,414	7%	9,435	91%
Total costs and expenses(a)	205,422	86%	137,013	86%	68,409	50%
Income from operations	34,319	14%	21,781	14%	12,538	58%
Interest (income) expense - net	8	0%	(314)	0%	322	(103%)
Income before provision for income taxes	34,311	14%	22,095	14%	12,216	55%
Income tax expense	4,191	2%	7,341	5%	(3,150)	(43%)
Net income attributable to common stockholders	$30,120	13%	$14,754	9%	$15,366	104%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$67,419	28%	$41,885	26%	$25,534	61%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $80.9 million, or 51%, for the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily related to the significant growth in Active Diners, which increased from 9.2 million to 15.6 million at the end of each period, driving an increase in Daily Average Grubs to 423,200 during the three months ended June 30, 2018 from 313,900 Daily Average Grubs during the same period in 2017. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements to drive more orders, as well as the impact of recent acquisitions. In addition, revenue increased during the three months ended June 30, 2018 compared to the same period in 2017 due to the inclusion of results from the acquisitions (see Note 4, Acquisitions), an increase in the Company’s average commission rates as well as a higher average order size.

Operations and Support

Operations and support expense increased by $39.5 million, or 63%, for the three months ended June 30, 2018 compared to the same period in 2017. This increase was primarily attributable to expenses to support the 39% growth in Gross Food Sales and the related increase in expenses to support higher order volumes including expenses related to delivering orders, the inclusion of results from recent acquisitions, payment processing costs and customer care and operations personnel costs. Delivery expenses increased disproportionally to revenue growth during the three months ended June 30, 2018 compared to the prior year due to organic growth of delivery orders and expansion of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $11.5 million, or 33%, for the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase of $11.6 million in the Company’s advertising campaigns across various media channels including additional expense incurred for recent acquisitions. The increase was partially offset by the net deferral of $2.7 million of payroll commission and bonus costs during the three months ended June 30, 2018 as a result of adopting ASC Topic 606 (see Note 3, Revenue).

Technology (exclusive of amortization)

Technology expense increased by $4.6 million, or 33%, for the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to the 37% growth in the Company’s technology team, including salaries, stock-based compensation expense, payroll taxes, and benefits to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $3.4 million, or 23%, for the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase in stock-based compensation expense and the inclusion of results from recent acquisitions, as well as a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $9.4 million, or 91%, for the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to higher depreciation and amortization expense related to the amortization of intangible assets acquired in recent acquisitions as well as an increase in capital spending on internally developed software, restaurant facing technology, office equipment and leasehold improvements to support the growth of the business.

Income Tax Expense

Income tax expense decreased by $3.2 million for the three months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily due to the $4.1 million increase in discrete excess tax benefits from stock-based compensation recognized in income tax expense during the three months ended June 30, 2018 as well as the decrease in the federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, partially offset by higher income before provision for income taxes due to the factors described above. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits from stock-based compensation. The Company calculated the income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Six Months Ended June 30, 2018 and 2017

The following table sets forth the Company’s results of operations for the six months ended June 30, 2018 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Six Months Ended June 30,
	2018		2017
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$472,311	100%	$314,928	100%	$157,383	50%
Costs and expenses:
Operations and support	198,728	42%	122,443	39%	76,285	62%
Sales and marketing	94,987	20%	70,208	22%	24,779	35%
Technology (exclusive of amortization)	36,048	8%	27,268	9%	8,780	32%
General and administrative	35,877	8%	28,010	9%	7,867	28%
Depreciation and amortization	40,800	9%	20,454	6%	20,346	99%
Total costs and expenses(a)	406,440	86%	268,383	85%	138,057	51%
Income from operations	65,871	14%	46,545	15%	19,326	42%
Interest (income) expense - net	1,030	0%	(535)	0%	1,565	(293%)
Income before provision for income taxes	64,841	14%	47,080	15%	17,761	38%
Income tax expense	3,955	1%	14,611	5%	(10,656)	(73%)
Net income attributable to common stockholders	$60,886	13%	$32,469	10%	$28,417	88%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$131,482	28%	$84,341	27%	$47,141	56%
(a)	Totals of percentage of revenues may not foot due to rounding.
(a)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $157.4 million, or 50%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily related to growth in Active Diners, which increased from 9.2 million to 15.6 million at the end of each period, driving an increase in Daily Average Grubs to 430,000 during the six months ended June 30, 2018 from 319,200 Daily Average Grubs during the same period in 2017. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements to drive more orders, as well as the impact of recent acquisitions. In addition, revenue increased during the six months ended June 30, 2018 compared to the same period in 2017 due to the inclusion of results from the acquisitions (see Note 4, Acquisitions), an increase in the Company’s average commission rates as well as a higher average order size.

Operations and Support

Operations and support expense increased by $76.3 million, or 62%, for the six months ended June 30, 2018 compared to the same period in 2017. This increase was primarily attributable to expenses to support the 39% growth in Gross Food Sales and the related increase in order volume including expenses related to delivering orders, the inclusion of results from recent acquisitions, payment processing costs and customer care and operations personnel costs. Delivery expenses increased during the six months ended June 30, 2018 compared to the prior year due to organic growth of the Company’s delivery orders and expansion of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $24.8 million, or 35%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase of $26.4 million in the Company’s advertising campaigns across various media channels including additional expense incurred for recent acquisitions. The increase was partially offset by the net deferral of $4.6 million of payroll commission and bonus costs as a result of adopting ASC Topic 606 (see Note 3, Revenue) during the six months ended June 30, 2018.

Technology (exclusive of amortization)

Technology expense increased by $8.8 million, or 32%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to 40% growth in the Company’s technology team, including salaries, stock-based compensation expense, payroll taxes, bonuses and benefits to support the growth and development of our platform, partially offset by an increase in the capitalizable costs of developing software during the six months ended June 30, 2018.

General and Administrative

General and administrative expense increased by $7.9 million, or 28%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to stock-based and other compensation expense, the inclusion of expenses from recent acquisitions, acquisition and restructuring related expenses as well as increases in a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $20.3 million, or 99%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily attributable to higher depreciation and amortization expense related to the amortization of intangible assets acquired in recent acquisitions as well as an increase in capital spending on internally developed software, restaurant facing technology, leasehold improvements and office equipment to support the growth of the business.

Income Tax Expense

Income tax expense decreased by $10.7 million for the six months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily due to the $10.4 million increase in discrete excess tax benefits from stock-based compensation recognized in income tax expense during the six months ended June 30, 2018 as well as the decrease in the federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, partially offset by the increase in income before provision for income taxes due to the factors described above. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits from stock-based compensation. The Company calculated the income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$30,120	$14,754	$60,886	$32,469
Income taxes	4,191	7,341	3,955	14,611
Interest (income) expense - net	8	(314)	1,030	(535)
Depreciation and amortization	19,849	10,414	40,800	20,454
EBITDA	54,168	32,195	106,671	66,999
Acquisition, restructuring and legal costs(a)	1,312	1,495	2,641	1,904
Stock-based compensation	11,939	8,195	22,170	15,438
Adjusted EBITDA	$67,419	$41,885	$131,482	$84,341
(a)

Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with acquisitions and restructuring initiatives. Legal costs included above are not expected to be recurring (see Note 8, Commitments and Contingencies, for additional details).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, the Company had cash and cash equivalents of $442.7 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $39.0 million consisting of commercial paper and other short-term corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has additional availability under our revolving credit facility, as necessary. Additionally, the Company received proceeds of $200.0 million from the sale of our common stock on April 25, 2018 as further described below.

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

On April 25, 2018, the Company sold 2,820,464 shares of the Company’s common stock to Yum Restaurant Services Group, LLC (the “Investor”), a wholly owned subsidiary of Yum! Brands, Inc., for an aggregate purchase price of $200 million pursuant to the investment agreement, dated as of February 7, 2018, by and among the Company and the Investor. The Company has used and expects to use the proceeds for general corporate purposes, which may include accelerating the expansion of delivery services, investing in the platform, repayment of borrowings under the Credit Agreement and pursuing growth opportunities including mergers and acquisitions.

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

During the six months ended June 30, 2018, the Company made principal payments of $51.6 million from cash on hand, including $50.0 million applied to the revolver and $1.6 million of term loan principal payments. As of June 30, 2018, outstanding borrowings under the Credit Agreement were $122.7 million. The undrawn revolving loan of $225.0 million was available as of June 30, 2018. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Credit Agreement becoming immediately due and payable and in the termination of the commitments. The Company was in compliance with the covenants of the Credit Agreement as of June 30, 2018. The Company expects to remain in compliance for the foreseeable future.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. During the six months ended June 30, 2018 and 2017, the Company did not repurchase any of its common stock. Since inception of the program, the Company has repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$116,017	$67,658
Net cash used in investing activities	(46,805)	(17,180)
Net cash provided by financing activities	139,679	2,785

Cash Flows Provided by Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities was $116.0 million compared to $67.7 million for the same period in 2017. The increase in cash flows from operations was driven primarily by increases of $33.7 million in non-cash expenses and an increase of $28.4 million of net income, partially offset by changes in operation assets and liabilities. The increase in non-cash expenses primarily related to an increase in depreciation and amortization of $20.3 million, an increase of $6.7 million related to stock-based compensation and an increase in deferred taxes of $3.5 million. During the six months ended June 30, 2018 and 2017, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in prepaid expenses and other assets of $8.4 million for the six months ended June 30, 2018 primarily related to the deferral of contract acquisition costs under ASC Topic 606 (see Note 3, Revenue, for additional details) and an increase in prepaid technology and software services compared to a decrease of $3.3 million for the six months ended June 30, 2017;

•

a decrease in the restaurant food liability of $9.9 million for the six months ended June 30, 2018 compared to a decrease of $1.7 million for the six months ended June 30, 2017 due to the timing of payments to our restaurant partners at quarter-end; and

•

a decrease in accounts receivable of $5.8 million for the six months ended June 30, 2018 compared to a decrease of $0.8 million for the six months ended June 30, 2017 primarily due to the timing of processor payments to the Company at quarter-end and a decrease in the Company’s tax refund receivable for the six months ended June 30, 2018.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, the purchase of property and equipment to support the growth of the business, mobile applications, website and internal-use software development and acquisitions of certain assets of businesses.

For the six months ended June 30, 2018, net cash used in investing activities was $46.8 million compared to $17.2 million for the same period in the prior year. The increase in net cash used in investing activities during the six months ended June 30, 2018 was primarily the result of the $85.2 million decrease in proceeds from maturities of investments and the increase in capital expenditures of $15.5 million, partially offset by the $65.8 million decrease in the purchases of short-term investments and the acquisition of certain assets of businesses of $5.0 million during the six months ended June 30, 2017.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted of proceeds from the issuance of common stock, repayments of borrowings under the Credit Agreement, taxes paid related to net settlement of stock-based compensation awards and proceeds from the exercises of stock options.

For the six months ended June 30, 2018, net cash provided by financing activities was $139.7 million compared to $2.8 million for the six months ended June 30, 2017. The increase in net cash provided by financing activities was primarily related to $200 million in proceeds received from the issuance of our common stock to Yum Restaurant Services Group, LLC (see Note 12, Stockholders’ Equity). This increase was partially offset by the repayment of borrowings under the Credit Agreement of $51.6 million during the six months ended June 30, 2018 and an increase of $13.2 million in taxes paid related to net share settlement of stock-based compensation awards compared to the prior year period.

Acquisitions of Businesses and Other Intangible Assets

The Company has entered into an Agreement and Plan of Merger in which LevelUp would become a wholly-owned subsidiary of the Company for total consideration of $390 million, subject to customary adjustments. The purchase price is expected to be funded through a combination of cash on hand and proceeds from additional borrowings under the Company’s existing Credit Agreement. The transaction is anticipated to close, subject to customary closing conditions, following regulatory approval (see Note 15, Subsequent Events).

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

In September of 2017, the Company acquired certain specified assets of OrderUp for $20.1 million. The Company paid an aggregate of $25.1 million related to acquisition of these and certain other intangibles during the year ended December 31, 2017.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations, inflation rate risk and other market related risks as follows:

Interest Rate Risk

As of June 30, 2018, outstanding borrowings under the Credit Agreement were $122.7 million in term loans. The Company is exposed to interest rate risk on its outstanding borrowings. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.25% and 2.00% and in the case of alternate base rate loans is between 0.25% and 1.00%, and in each case, is based upon the Company’s consolidated total net leverage ratio (as defined in the Credit Agreement). The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment test as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of June 30, 2018, the Company had $589.9 million in goodwill.

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the six months ended June 30, 2018 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2017 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of our stock as of June 30, 2018 has increased since September 30, 2017. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of June 30, 2018, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2018.

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

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the six months ended June 30, 2018.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2018 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 25, 2018, the Company sold 2,820,464 shares of its common stock (the “Acquired Shares”) to the Investor. This issuance and sale is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The Investor represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Acquired Shares are being acquired for investment purposes and not with a view to any distribution thereof, and appropriate legends will be affixed to the Acquired Shares. See Part II, Item 8, Note 12, Stockholders’ Equity, to the accompanying notes to the consolidated financial statements of this Quarterly Report on Form 10-Q for additional details.

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

During the three months ended June 30, 2018, the Company did not repurchase any of its common stock.

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

Date: August 6, 2018