Form 10-Q
period 2018-09-30
GrubHub Inc.
filed 2018-11-06
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒      No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 2, 2018, 90,701,489 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$294,550	$234,090
Short-term investments	16,687	23,605
Accounts receivable, less allowances for doubtful accounts	120,306	87,377
Income tax receivable	14,125	8,593
Prepaid expenses and other current assets	17,024	6,818
Total current assets	462,692	360,483
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	105,434	71,384
OTHER ASSETS:
Other assets	11,666	6,487
Goodwill	885,350	589,862
Acquired intangible assets, net of amortization	520,867	515,553
Total other assets	1,417,883	1,111,902
TOTAL ASSETS	$1,986,009	$1,543,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$122,900	$119,922
Accounts payable	17,184	7,607
Accrued payroll	19,036	13,186
Taxes payable	1,566	3,109
Short-term debt	6,250	3,906
Other accruals	33,186	26,818
Total current liabilities	200,122	174,548
LONG-TERM LIABILITIES:
Deferred taxes, non-current	44,073	74,292
Other accruals	19,683	7,468
Long-term debt	290,073	169,645
Total long-term liabilities	353,829	251,405
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of September 30, 2018 and December 31, 2017; issued and outstanding: no shares as of September 30, 2018 and December 31, 2017.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at September 30, 2018 and December 31, 2017; issued and outstanding: 90,598,259 and 86,790,624 shares as of September 30, 2018 and December 31, 2017, respectively	9	9
Accumulated other comprehensive loss	(1,620)	(1,228)
Additional paid-in capital	1,079,165	849,043
Retained earnings	354,504	269,992
Total Stockholders’ Equity	$1,432,058	$1,117,816
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,986,009	$1,543,769

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$247,225	$163,059	$719,536	$477,987
Costs and expenses:
Operations and support	111,511	65,352	310,239	187,795
Sales and marketing	49,426	35,138	144,413	105,346
Technology (exclusive of amortization)	21,258	14,292	57,306	41,560
General and administrative	22,195	18,617	58,072	46,627
Depreciation and amortization	20,987	12,613	61,787	33,067
Total costs and expenses	225,377	146,012	631,817	414,395
Income from operations	21,848	17,047	87,719	63,592
Interest (income) expense - net	337	(373)	1,367	(908)
Income before provision for income taxes	21,511	17,420	86,352	64,500
Income tax (benefit) expense	(1,234)	4,432	2,721	19,043
Net income attributable to common stockholders	$22,745	$12,988	$83,631	$45,457
Net income per share attributable to common stockholders:
Basic	$0.25	$0.15	$0.94	$0.53
Diluted	$0.24	$0.15	$0.91	$0.52
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	90,494	86,449	89,027	86,162
Diluted	93,678	88,543	92,091	87,788

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$22,745	$12,988	$83,631	$45,457
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(92)	299	(392)	749
COMPREHENSIVE INCOME	$22,653	$13,287	$83,239	$46,206

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,631	$45,457
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	16,189	7,949
Provision for doubtful accounts	741	338
Deferred taxes	2,048	(2,162)
Amortization of intangible assets	45,598	25,118
Stock-based compensation	36,445	23,913
Deferred rent	3,975	130
Amortization of deferred loan costs	588	349
Other	(732)	(823)
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(17,969)	(15,903)
Income taxes receivable	(5,533)	3,795
Prepaid expenses and other assets	(15,455)	4,193
Restaurant food liability	1,608	4,591
Accounts payable	5,265	2,965
Accrued payroll	5,311	1,575
Other accruals	3,752	6,351
Net cash provided by operating activities	165,462	107,836
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(366,856)	(51,859)
Purchases of investments	(47,642)	(145,667)
Proceeds from maturity of investments	54,916	164,733
Capitalized website and development costs	(21,471)	(15,281)
Purchases of property and equipment	(31,984)	(12,549)
Acquisition of other intangible assets	—	(25,147)
Other cash flows from investing activities	38	589
Net cash used in investing activities	(412,999)	(85,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	200,000	—
Proceeds from borrowings under the Credit Agreement	175,000	—
Repayments of borrowings under the Credit Agreement	(52,344)	—
Proceeds from exercise of stock options	13,010	12,505
Taxes paid related to net settlement of stock-based compensation awards	(28,238)	(7,696)
Payments for debt issuance costs	—	(285)
Net cash provided by financing activities	307,428	4,524
Net change in cash, cash equivalents, and restricted cash	59,891	27,179
Effect of exchange rates on cash, cash equivalents and restricted cash	(406)	709
Cash, cash equivalents, and restricted cash at beginning of year	238,239	242,214
Cash, cash equivalents, and restricted cash at end of the period	$297,724	$270,102
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$7,508	$16,340
Capitalized property, equipment and website and development costs in accounts payable at period end	4,069	1,048
Net working capital adjustment receivable	530	887
Fair value of equity awards assumed on acquisition	2,594	—
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$294,550	$265,958
Restricted cash included in prepaid expenses and other current assets	—	1,500
Restricted cash included in other assets	3,174	2,644
Total cash, cash equivalents, and restricted cash	$297,724	$270,102

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 28, 2018 (the “2017 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the nine months ended September 30, 2018 related to revenue and the statement of cash flows. There have been no other material changes to the Company’s significant accounting policies described in the 2017 Form 10-K.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in hosting arrangements that are service contracts and that include an internal-use software license with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The Company has elected to early adopt ASU 2018-15. The amendments will be applied prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease under ASU 2016-02 will not significantly change from current GAAP. ASU 2016-02 is effective beginning in the first quarter of 2019 with early adoption permitted. In July 2018, the FASB issued Accounting Standards Update No. 2018-11 “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in the first quarter of 2019. The Company will apply the optional transition relief method and has elected the optional practical expedient package, which includes retaining the current classification of leases. The Company is currently evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements under ASU 2018-11. Management anticipates that it will result in a significant increase in the Company’s long-term assets and liabilities but will have no material impact to its results of operations or cash flows.

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

The adoption of ASC Topic 606 resulted in an increase in revenues of $0.1 million and $0.9 million for the three and nine months ended September 30, 2018, respectively, and primarily had the following impact on the Company’s financial statements:

•

Beginning in January 1, 2018, the Company defers the incremental costs of obtaining contracts as contract acquisition assets resulting in a net decrease of $2.0 million and $6.6 million in sales and marketing expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, and corresponding increase in other assets on the condensed consolidated balance sheets. Contract acquisition assets are amortized to sales and marketing

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

expense in the consolidated statements of operations over the period in which services are expected to be provided to the customer, which is estimated to be approximately 4 years. Prior to the adoption of ASC Topic 606, the cost of obtaining a contract was recognized as it was incurred.

•

Beginning in the first quarter of 2018, the Company recognizes revenue from estimated unredeemed gift cards that are not subject to unclaimed property laws over the expected customer redemption period, rather than when the likelihood of redemption became remote. The Company recorded a cumulative-effect adjustment to opening retained earnings as of January 1, 2018 of $0.9 million related to unredeemed gift cards, breakage income of $0.3 million and $0.9 million in revenues in the condensed consolidated statements of operations during the three and nine months ended September 30, 2018, respectively, and a corresponding decrease in other accruals of $2.0 million on the condensed consolidated balance sheets.

•

Changes in the timing of revenue recognition under ASC Topic 606 related to incentives, refunds and adjustments resulted in a $0.1 million decrease and $0.1 million increase in revenues in the condensed consolidated statements of operations during the three and nine months ended September 30, 2018, respectively.

•

The adoption of ASC Topic 606 had no impact to the Company’s total net cash provided by or used in operations, investing or financing activities within the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company also generates a small amount of revenues directly from companies that participate in our corporate ordering program and by selling advertising to third parties on our allmenus.com website. The Company does not anticipate that the foregoing will generate a material portion of our revenues in the foreseeable future.

During the three months ended September 30, 2018, the Company recognized a small amount of revenues from software and professional services, which are generally recognized ratably over the subscription period beginning on the date the software is available. Revenues for certain professional services may be recognized in full once the services are performed if they are distinct and separately identifiable.

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

Contract Acquisition Costs

The Company defers the incremental costs of obtaining contracts including certain commissions and bonuses and related payroll taxes as contract acquisition assets within other assets on the consolidated balance sheets. Contract acquisition assets are amortized using the straight-line method to sales and marketing expense in the consolidated statements of operations over the useful life of the contract, which is estimated to be approximately 4 years. During the three and nine months ended September 30, 2018, the Company deferred $2.4 million and $7.3 million, respectively, of contract acquisitions costs. During the three and nine months ended September 30, 2018, the Company amortized $0.4 million and $0.7 million, respectively, of related expense.

4. Acquisitions

2018 Acquisitions

On September 13, 2018, the Company acquired SCVNGR, Inc. d/b/a LevelUp (“LevelUp”) for approximately $369.7 million, including $367.6 million of cash paid (net of cash acquired of $6.0 million), $2.6 million of other non-cash consideration and a net working capital adjustment receivable of $0.5 million. LevelUp is a leading provider of mobile diner engagement and payment solutions for national and regional restaurant brands. The acquisition of LevelUp is expected to simplify the Company’s integrations with restaurants’ systems, increase diner engagement and accelerate product development.

The Company assumed LevelUp employees’ unvested incentive stock option (“ISO”) awards as of the closing date. Approximately $2.6 million of the fair value of the assumed ISO awards granted to acquired LevelUp employees was attributable to the pre-combination services of the LevelUp awardees and was included in the $369.7 million purchase price. This amount is reflected within goodwill in the purchase price allocation. As of the acquisition date, post-combination expense of approximately $17.0 million is expected to be recognized related to the assumed ISO awards over the remaining post-combination service period.

The results of operations of LevelUp have been included in the Company’s financial statements since September 13, 2018 but did not have a material impact on the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2018.

The excess of the consideration transferred in the acquisition over the net amounts assigned to the fair value of the assets was recorded as goodwill, which represents the value of LevelUp’s technology team and the ability to simplify integrations with restaurants on the Company’s platform. The goodwill related to this acquisition of $295.5 million is not deductible for income tax purposes.

The assets acquired and liabilities assumed of LevelUp were recorded at their estimated fair values as of the closing date of September 13, 2018.

The following table summarizes the preliminary purchase price allocation acquisition-date fair values of the asset and liabilities acquired in connection with the LevelUp acquisition:

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

LevelUp
(in thousands)
Accounts receivable	$6,201
Prepaid expenses and other current assets	1,396
Property and equipment	895
Restaurant relationships	10,217
Diner acquisition	3,912
Below-market lease intangible	2,205
Developed technology	20,107
Goodwill	295,488
Net deferred tax asset	32,267
Accounts payable and accrued expenses	(3,031)
Total purchase price net of cash acquired	$369,657
Net working capital adjustment receivable	530
Fair value of assumed ISOs attributable to pre-combination service	(2,594)
Net cash paid	$367,593

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

Additional Information

The estimated fair values of the intangible assets acquired were determined based on a combination of the income, cost, and market approaches to measure the fair value of the restaurant relationships, diner acquisition, developed technology and trademarks as follows:

Valuation Method
	LevelUp	Foodler	Eat24
Restaurant relationships	With or without comparative business valuation	Multi-period excess earnings	Multi-period excess earnings
Diner acquisition	Cost to recreate	Cost to recreate	Cost to recreate
Developed technology	Multi-period excess earnings	Cost to recreate	Cost to recreate
Trademark	n/a	Relief from royalty	Relief from royalty

The fair value of the below market lease was measured based on the present value of the difference between the contractual amounts to be paid pursuant to the lease and an estimate of current fair market lease rates measured over the non-cancelable remaining term of the lease. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 of $2.6 million and $1.7 million, respectively, and for the nine months ended September 30, 2018 and 2017 of $5.1 million and $3.6 million, respectively.

Pro Forma

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and nine months ended September 30, 2018 and 2017 as if the acquisitions of LevelUp, Eat24 and Foodler had occurred as of January 1 of the year prior to acquisition:

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues	$255,777	$190,833	$746,545	$562,364
Net income	22,352	5,084	75,348	15,869
Net income per share attributable to common shareholders:
Basic	$0.25	$0.06	$0.85	$0.18
Diluted	$0.24	$0.06	$0.82	$0.18

The pro forma adjustments that reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred, stock-based compensation expense for replacement awards, interest expense for transaction financings and other adjustments, as well as the pro forma tax impact of such adjustments for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Depreciation and amortization	$(186)	$2,085	$(248)	$9,488
Transaction costs	(2,646)	(1,799)	(5,010)	846
Stock-based compensation	(458)	728	2,325	3,748
Interest expense	33	1,128	244	3,547
Other	—	1,571	—	4,401
Income tax (benefit) expense	964	(1,546)	796	(9,367)

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

5. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$10,231	$—	$(12)	$10,219
Short-term investments
Commercial paper	14,938	—	(112)	14,826
Corporate bonds	1,749	—	—	1,749
Total	$26,918	$—	$(124)	$26,794

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$39,979	$—	$(43)	$39,936
Corporate bonds	1,250	—	—	1,250
Short-term investments
Commercial paper	21,480	—	(99)	21,381
Corporate bonds	2,125	—	(1)	2,124
Total	$64,834	$—	$(143)	$64,691

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of September 30, 2018. Approximately $40 million of the Company’s marketable securities matured during the nine months ended September 30, 2018, which was invested in other interest-bearing accounts upon maturity.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$25,045	$(124)	$—	$—	$25,045	$(124)
Total	$25,045	$(124)	$—	$—	$25,045	$(124)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$61,317	$(142)	$—	$—	$61,317	$(142)
Corporate bonds	3,374	(1)	—	—	3,374	(1)
Total	$64,691	$(143)	$—	$—	$64,691	$(143)

The Company recognized interest income during the three months ended September 30, 2018 and 2017 of $1.3 million and $0.5 million, respectively, and for the nine months ended September 30, 2018 and 2017 of $3.2 million and $1.5 million, respectively, within net interest (income) expense on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 14, Fair Value Measurement, for further details).

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$467,797	$(96,321)	$371,476	$457,580	$(76,852)	$380,728
Diner acquisition	44,159	(7,982)	36,177	40,247	(1,906)	38,341
Developed technology	28,630	(8,591)	20,039	8,523	(6,418)	2,105
Trademarks	2,225	(2,225)	—	2,225	(402)	1,823
Below-market lease intangible	2,206	(21)	2,185	—	—	—
Other	3,676	(2,362)	1,314	6,888	(4,008)	2,880
Total amortizable intangible assets	548,693	(117,502)	431,191	515,463	(89,586)	425,877
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$638,369	$(117,502)	$520,867	$605,139	$(89,586)	$515,553

The gross carrying amount and accumulated amortization of the Company’s other intangible assets as of September 30, 2018 were adjusted by $3.2 million and $2.5 million, respectively, for certain assets that were no longer in use. Amortization expense for acquired intangible assets was $10.0 million and $6.4 million for the three months ended September 30, 2018 and 2017, respectively, and $31.1 million and $16.8 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization of the acquired below-market lease intangible is recognized as rent expense within the condensed consolidated statements of operations.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2018 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2017	$589,862	$—	$589,862
Acquisition of LevelUp	295,488	—	295,488
Balance as of September 30, 2018	$885,350	$—	$885,350

During the nine months ended September 30, 2018, the Company recorded additions to acquired intangible assets of $36.4 million as a result of the acquisition of LevelUp. The components of the acquired intangible assets added during the nine months ended September 30, 2018 were as follows:

	Nine Months Ended September 30, 2018
	Amount	Weighted-Average Amortization Period
	(in thousands)	(years)
Developed technology	$20,107	6.0
Restaurant relationships	10,217	19.0
Diner acquisition	3,912	5.0
Below-market lease intangible	2,205	5.8
Total	$36,441

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Estimated future amortization expense of acquired intangible assets as of September 30, 2018 was as follows:

(in thousands)
The remainder of 2018	$10,117
2019	38,485
2020	37,315
2021	37,304
2022	35,334
Thereafter	272,636
Total	$431,191

7. Property and Equipment

The components of the Company’s property and equipment as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Developed software	$78,332	$52,041
Computer equipment	44,896	31,601
Leasehold improvements	31,809	23,400
Furniture and fixtures	8,704	6,857
Purchased software and digital assets	3,581	2,881
Construction in progress	5,559	—
Property and equipment	172,881	116,780
Accumulated depreciation and amortization	(67,447)	(45,396)
Property and equipment, net	$105,434	$71,384

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $5.7 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively, and $16.2 million and $8.0 million for the nine months ended September 30, 2018 and 2017, respectively.

The gross carrying amount and accumulated amortization of the Company’s leasehold improvements, developed software, furniture and fixtures and purchased software and digital assets as of September 30, 2018 were adjusted in aggregate by $8.6 million and $8.2 million, respectively, for certain assets that were no longer in use. The Company capitalized developed software costs of $10.8 million and $6.8 million for the three months ended September 30, 2018 and 2017, respectively, and $28.1 million and $18.9 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended September 30, 2018 and 2017 was $5.3 million and $3.3 million, respectively, and $14.5 million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The consolidated district court case was stayed until January 2017, when Ameranth’s motion to lift the stay and proceed on only the ‘077 patent was granted. In September 2018, the court granted summary judgment of unpatentability on the ‘077 patent and vacated the December 3, 2018 jury trial date for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of September 30, 2018, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

9. Debt

The following table summarizes the carrying value of the Company’s debt as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Term loan	$121,875	$124,219
Revolving loan	175,000	50,000
Total debt	296,875	174,219
Less current portion	(6,250)	(3,906)
Less unamortized deferred debt issuance costs	(552)	(668)
Long-term debt	$290,073	$169,645

On October 10, 2017, the Company entered into a credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million (the “Credit Agreement”). In addition, the Company may incur up to $150 million of incremental revolving loans or incremental revolving term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility will be available to the Company until October 9, 2022. There have been no changes in the terms of the Credit Agreement during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company borrowed $175.0 million of revolving loans under the Credit Agreement. The Company utilized the revolving loan proceeds to finance a portion of the purchase price and transaction costs in connection with the acquisition of LevelUp. During the nine months ended September 30, 2018, the Company made principal payments of $52.3 million from cash on hand. As of September 30, 2018, outstanding borrowings under the Credit Agreement were $296.9 million.  The fair value of the Company’s outstanding debt approximates its carrying value as of September 30, 2018 (see Note 14, Fair Value Measurement, for additional details). The Company was in compliance with the covenants of the Credit Agreement as

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

of September 30, 2018. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

  As of September 30, 2018, total unamortized debt issuance costs of $2.0 million were recorded as other assets and as a reduction of long-term debt on the condensed consolidated balance sheets in proportion to the borrowing capacities of the revolving and term loans.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the Credit Agreement. The Company recognized interest expense of $1.7 million and $0.2 million, during the three months ended September 30, 2018 and 2017, respectively, and $4.6 million and $0.6 million during the nine months ended September 30, 2018 and 2017, respectively.

10. Stock-Based Compensation

The Company has granted non-qualified and incentive stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $14.2 million and $8.5 million during the three months ended September 30, 2018 and 2017, respectively, and $36.4 million and $23.9 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, $175.7 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.0 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock units in excess of the deferred tax assets that were previously recorded. During the three months ended September 30, 2018 and 2017, the Company recognized excess tax benefits from stock-based compensation of $7.6 million and $2.2 million, respectively, and $21.5 million and $5.7 million during the nine months ended September 30, 2018 and 2017, respectively, within income tax (benefit) expense on the condensed consolidated statements of operations and within cash flows from operating activities on the condensed consolidated statements of cash flows.

The Company capitalized stock-based compensation expense as website and software development costs of $2.6 million and $1.2 million during the three months ended September 30, 2018 and 2017, respectively, and $6.3 million and $3.3 million during the nine months ended September 30, 2018 and 2017, respectively.

Stock Options

The Company granted 584,305, including unvested ISOs assumed with the acquisition of LevelUp, and 618,899 stock options during the nine months ended September 30, 2018 and 2017, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Beginning in the first quarter of 2018, expected volatility is based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the fair value of the stock options granted during the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Weighted-average fair value options granted	$65.86	$15.19
Average risk-free interest rate	2.55%	1.65%
Expected stock price volatility (a)	46.1%	48.7%
Dividend yield	None	None
Expected stock option life (years) (b)	3.64	4.00

(a)

Prior to the first quarter of 2018, the expected stock price volatility was based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of the Company’s

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

own common stock due to its limited trading history as there was no active external or internal market for the Company’s common stock prior to the Company’s initial public offering in April 2014.
(b)	The expected term for the LevelUp assumed ISO awards was calculated based on their respective remaining vesting periods as of the acquisition date.

Stock option awards as of December 31, 2017 and September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2017	2,705,849	$25.53	$125,197	7.28
Granted	584,305	68.74
Forfeited	(115,035)	34.21
Exercised	(487,317)	26.70
Outstanding at September 30, 2018	2,687,802	34.34	280,279	7.11
Vested and expected to vest at September 30, 2018	2,682,769	34.28	279,912	7.10
Exercisable at September 30, 2018	1,415,269	$21.73	$165,427	6.10

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. The aggregate intrinsic value of assumed LevelUp ISOs as of September 30, 2018 was approximately $23.0 million. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2018 and 2017 was $13.6 million and $5.6 million, respectively. The aggregate intrinsic value of awards exercised during the nine months ended September 30, 2018 and 2017 was $36.1 million and $13.7 million, respectively.

The Company recorded compensation expense for stock options of $4.5 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, and $9.4 million and $8.9 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $40.1 million and is expected to be recognized over a weighted-average period of 2.7 years, including post-combination expense of approximately $14.5 million expected to be recognized related to the assumed LevelUp ISO awards.

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2017 and September 30, 2018, and changes during the nine months ended September 30, 2018 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,454,801	$37.56
Granted	1,107,806	94.35
Forfeited	(292,409)	51.67
Vested	(796,579)	35.94
Outstanding at September 30, 2018	2,473,619	$61.84

Compensation expense related to restricted stock units was $9.7 million and $5.5 million during the three months ended September 30, 2018 and 2017, respectively, and $27.0 million and $15.0 million during the nine months ended September 30, 2018 and 2017, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended September 30, 2018 and 2017 was $26.3 million and $5.7 million, respectively, and $76.3 million and $19.9 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, $135.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 2,458,380 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $61.60 is expected to be recognized over a weighted-average period of 3.0 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

11. Income Taxes

The Company’s effective tax rate was negative 5.7% and 25.4% during the three months ended September 30, 2018 and 2017, respectively, and 3.2% and 29.5% during the nine months ended September 30, 2018 and 2017, respectively. The income tax expense included the net impact of excess tax benefits for stock-based compensation of $7.6 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively, and $21.5 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively (see Note 10, Stock-based Compensation, for additional details). Additionally, the federal corporate income tax rate decreased from 35% to 21% during the same periods as a result of the Tax Cuts and Jobs Act.

In July 2018, the examination in New York for corporate income tax returns for the tax years ended December 31, 2014, 2015 and 2016 was completed with no material findings. The Company does not expect any material additional tax liabilities, penalties and/or interest as a result of the audit.

12. Stockholders’ Equity

As of September 30, 2018 and December 31, 2017, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At September 30, 2018 and December 31, 2017, there were 500,000,000 shares of common stock authorized. At September 30, 2018 and December 31, 2017, there were 90,598,259 and 86,790,624 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of September 30, 2018 or December 31, 2017.

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the nine months ended September 30, 2018, the Company did not repurchase any shares of its common stock.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of September 30, 2018 or December 31, 2017.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company’s equity as of December 31, 2017 and September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

(in thousands)
Balance at December 31, 2017	$1,117,816
Net income	83,631
Cumulative effect of change in accounting principle(a)	882
Currency translation	(392)
Stock-based compensation	42,755
Shares repurchased and retired to satisfy tax withholding upon vesting	(28,238)
Stock option exercises, net of withholdings and other	13,010
Stock-based compensation, assumed ISO awards	2,594
Issuance of common stock	200,000
Balance at September 30, 2018	$1,432,058
(a)	See Note 2, Significant Accounting Policies, for additional details related to the impact of the adoption of ASC Topic 606 during the nine months ended September 30, 2018.

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

The sale of 2,820,464 shares of the Company’s common stock to the Investor on April 25, 2018 resulted in an immediate increase in the outstanding shares used to calculate the weighted-average common shares outstanding for the nine months ended September 30, 2018 (see Note 12, Stockholders’ Equity).

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$22,745	90,494	$0.25	$12,988	86,449	$0.15
Effect of Dilutive Securities
Stock options	—	1,704		—	1,105
Restricted stock units	—	1,480		—	989
Diluted EPS
Net income attributable to common stockholders	$22,745	93,678	$0.24	$12,988	88,543	$0.15

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Net income attributable to common stockholders	$83,631	89,027	$0.94	$45,457	86,162	$0.53
Effect of Dilutive Securities
Stock options	—	1,649		—	951
Restricted stock units	—	1,415		—	675
Diluted EPS
Net income attributable to common stockholders	$83,631	92,091	$0.91	$45,457	87,788	$0.52

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive shares underlying stock-based awards:
Stock options	251,582	685,671	251,582	685,671
Restricted stock units	84,668	84,358	84,668	84,358

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

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Level 2	Level 3	Carrying Value	Level 2	Level 3	Carrying Value
	(in thousands)
Assets
Money market funds	$18	$—	$18	$93	$—	$93
Commercial paper	25,045	—	25,169	61,317	—	61,459
Corporate bonds	1,749	—	1,749	3,374	—	3,375
Total assets	$26,812	$—	$26,936	$64,784	$—	$64,927
Liabilities
Long-term debt, including current maturities	—	303,001	296,875	—	175,700	174,219
Total liabilities	$—	$303,001	$296,875	$—	$175,700	$174,219

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 4, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

15. Subsequent Events

On September 25, 2018, the Company entered into a share purchase agreement by and among the Company, Grubhub Holdings Inc., Tapingo Ltd. (“Tapingo”), Shareholder Representative Services LLC, solely in its capacity as representative of the securityholders, and other parties signatory thereto, to acquire all of the issued and outstanding shares of Tapingo. Tapingo is a leading platform for campus food ordering with direct integration into college meal plans and point of sale systems. The acquisition is expected to enhance the Company’s diner network on college campuses.

On September 12, 2018, the Company entered into a definitive agreement to complete the acquisition of substantially all of the restaurant and diner network assets of OrderUp, Inc. (“OrderUp”), a wholly-owned subsidiary of Groupon, Inc. The Company previously completed the acquisition of certain assets of OrderUp on September 14, 2017.

Pursuant to the purchase agreements, the Company will acquire Tapingo and certain additional assets of OrderUp for total aggregate consideration of approximately $170 million, subject to customary adjustments and closing conditions. The purchase price is currently expected to be funded through a combination of cash on hand and proceeds from borrowings under the Company’s existing Credit Agreement.

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

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 95,000 local restaurants with hungry diners in over 1,700 cities across the United States and is focused on transforming the takeout experience. In certain markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. As of September 30, 2018, the Company was providing delivery services in more than 180 markets across the country. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company charges restaurants a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services.

Acquisitions of Business and Other Intangible Assets

On September 25, 2018, the Company entered into a share purchase agreement to acquire all of the issued and outstanding shares of Tapingo Ltd. (“Tapingo”), a leading platform for campus food ordering. On September 12, 2018, the Company entered into a definitive agreement to complete the acquisition of substantially all of the restaurant and diner network assets of OrderUp, Inc. (“OrderUp”), an online and mobile food-ordering company and wholly-owned subsidiary of Groupon, Inc. The Company previously acquired certain assets of OrderUp on September 14, 2017. For a description of the pending transactions, see Note 15, Subsequent Events.

On September 13, 2018, the Company acquired SCVNGR, Inc. d/b/a LevelUp (“LevelUp”), a leading provider of mobile diner engagement and payment solutions for national and regional restaurant brands, see Note 4, Acquisitions.

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

•

Gross Food Sales.    The total value of food, beverages, taxes, prepaid gratuities, and any delivery fees processed through the Company’s platform. The Company includes all revenue generating orders placed on its platform in this metric; however, revenues are recognized on a net basis for the Company’s commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(a)	2017	% Change	2018(a)	2017	% Change
Active Diners	16,379,000	9,806,000	67%	16,379,000	9,806,000	67%
Daily Average Grubs	416,000	304,500	37%	425,300	314,200	35%
Gross Food Sales (in millions)	$1,214.5	$867.3	40%	$3,679.9	$2,645.1	39%

(a) The key business metrics for the three and nine months ended September 30, 2018 exclude the impact of the acquisition of LevelUp, which closed on September 13, 2018 and was immaterial to the periods presented.

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and nine months ended September 30, 2018 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. The increase in our key business metrics, particularly Active Diners, was also impacted by the inclusion of results from Eat24, OrderUp and Foodler.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

The following table sets forth the Company’s results of operations for the three months ended September 30, 2018 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended September 30,
	2018		2017
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$247,225	100%	$163,059	100%	$84,166	52%
Costs and expenses:
Operations and support	111,511	45%	65,352	40%	46,159	71%
Sales and marketing	49,426	20%	35,138	22%	14,288	41%
Technology (exclusive of amortization)	21,258	9%	14,292	9%	6,966	49%
General and administrative	22,195	9%	18,617	11%	3,578	19%
Depreciation and amortization	20,987	8%	12,613	8%	8,374	66%
Total costs and expenses(a)	225,377	91%	146,012	90%	79,365	54%
Income from operations	21,848	9%	17,047	10%	4,801	28%
Interest (income) expense - net	337	0%	(373)	0%	710	(190%)
Income before provision for income taxes	21,511	9%	17,420	11%	4,091	23%
Income tax (benefit) expense	(1,234)	0%	4,432	3%	(5,666)	(128%)
Net income attributable to common stockholders	$22,745	9%	$12,988	8%	$9,757	75%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$60,134	24%	$42,674	26%	$17,460	41%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $84.2 million, or 52%, for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily related to the significant growth in Active Diners, which increased from 9.8 million to 16.4 million at the end of each period, driving an increase in Daily Average Grubs to 416,000 during the three months ended September 30, 2018 from 304,500 Daily Average Grubs during the same period in 2017, an increase in the Company’s average commission rates as well as a higher average order size. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements to drive more orders, as well as the impact of Eat24, OrderUp and Foodler.

Operations and Support

Operations and support expense increased by $46.2 million, or 71%, for the three months ended September 30, 2018 compared to the same period in 2017. This increase was primarily attributable to expenses to support the 40% growth in Gross Food Sales and the related increase in expenses to support higher order volumes including expenses related to delivering orders, the inclusion of results from recent acquisitions, payment processing costs and customer care and operations personnel costs. Delivery expenses increased disproportionally to revenue growth during the three months ended September 30, 2018 compared to the prior year due to organic growth of delivery orders and expansion of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $14.3 million, or 41%, for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase of $14.2 million in the Company’s advertising campaigns across various media channels. The increase was partially offset by the net deferral of $2.0 million of payroll commission and bonus costs during the three months ended September 30, 2018 as a result of adopting ASC Topic 606 (see Note 3, Revenue).

Technology (exclusive of amortization)

Technology expense increased by $7.0 million, or 49%, for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to the growth in the Company’s technology team, including salaries, stock-based compensation expense, benefits and payroll taxes to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $3.6 million, or 19%, for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to the inclusion of results from recent acquisitions and an increase in stock-based compensation expense, as well as a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $8.4 million, or 66%, for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to higher depreciation and amortization expense related to the amortization of intangible assets acquired in recent acquisitions as well as an increase in capital spending on internally developed software, leasehold improvements, restaurant facing technology and office equipment to support the growth of the business.

Income Tax (Benefit) Expense

Income tax expense decreased by $5.7 million for the three months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to the $5.4 million increase in discrete excess tax benefits from stock-based compensation recognized in income tax (benefit) expense during the three months ended September 30, 2018 as compared to the prior year period as well as the decrease in the federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, partially offset by higher income before provision for income taxes due to the factors described above. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits from stock-based compensation. The Company calculated the income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Nine Months Ended September 30, 2018 and 2017

The following table sets forth the Company’s results of operations for the nine months ended September 30, 2018 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Nine Months Ended September 30,
	2018		2017
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$719,536	100%	$477,987	100%	$241,549	51%
Costs and expenses:
Operations and support	310,239	43%	187,795	39%	122,444	65%
Sales and marketing	144,413	20%	105,346	22%	39,067	37%
Technology (exclusive of amortization)	57,306	8%	41,560	9%	15,746	38%
General and administrative	58,072	8%	46,627	10%	11,445	25%
Depreciation and amortization	61,787	9%	33,067	7%	28,720	87%
Total costs and expenses(a)	631,817	88%	414,395	87%	217,422	52%
Income from operations	87,719	12%	63,592	13%	24,127	38%
Interest (income) expense - net	1,367	0%	(908)	0%	2,275	(251%)
Income before provision for income taxes	86,352	12%	64,500	13%	21,852	34%
Income tax expense	2,721	0%	19,043	4%	(16,322)	(86%)
Net income attributable to common stockholders	$83,631	12%	$45,457	10%	$38,174	84%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$191,616	27%	$127,015	27%	$64,601	51%
(a)	Totals of percentage of revenues may not foot due to rounding.
(a)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $241.5 million, or 51%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily related to growth in Active Diners, which increased from 9.8 million to 16.4 million at the end of each period, driving an increase in Daily Average Grubs to 425,300 during the nine months ended September 30, 2018 from 314,200 Daily Average Grubs during the same period in 2017. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements to drive more orders, as well as the impact of Eat24, OrderUp and Foodler. In addition, revenue increased during the nine months ended September 30, 2018 compared to the same period in 2017 due to the inclusion of results from acquisitions (see Note 4, Acquisitions), an increase in the Company’s average commission rates as well as a higher average order size.

Operations and Support

Operations and support expense increased by $122.4 million, or 65%, for the nine months ended September 30, 2018 compared to the same period in 2017. This increase was primarily attributable to expenses to support the 39% growth in Gross Food Sales and the related increase in order volume including expenses related to delivering orders, the inclusion of results from recent acquisitions, payment processing costs and customer care and operations personnel costs. Delivery expenses increased during the nine months ended September 30, 2018 compared to the prior year due to organic growth of the Company’s delivery orders and expansion of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $39.1 million, or 37%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase of $40.5 million in the Company’s advertising campaigns across various media channels. The increase was partially offset by the net deferral of $6.6 million of payroll commission and bonus costs as a result of adopting ASC Topic 606 (see Note 3, Revenue) during the nine months ended September 30, 2018.

Technology (exclusive of amortization)

Technology expense increased by $15.7 million, or 38%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to 39% growth in the Company’s technology team, including salaries, stock-based compensation expense, benefits, payroll taxes and bonuses to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $11.4 million, or 25%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to stock-based and other compensation expense, the inclusion of expenses from recent acquisitions as well as increases in a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $28.7 million, or 87%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily attributable to higher depreciation and amortization expense related to the amortization of intangible assets acquired in recent acquisitions as well as an increase in capital spending on internally developed software, leasehold improvements, restaurant facing technology and office equipment to support the growth of the business.

Income Tax Expense

Income tax expense decreased by $16.3 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to the $15.8 million increase in discrete excess tax benefits from stock-based compensation recognized in income tax expense during the nine months ended September 30, 2018 as compared to the prior year period as well as the decrease in the federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, partially offset by the increase in income before provision for income taxes due to the factors described above. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits from stock-based compensation. The Company calculated the income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$22,745	$12,988	$83,631	$45,457
Income taxes	(1,234)	4,432	2,721	19,043
Interest (income) expense - net	337	(373)	1,367	(908)
Depreciation and amortization	20,987	12,613	61,787	33,067
EBITDA	42,835	29,660	149,506	96,659
Acquisition, restructuring and legal costs(a)	3,024	4,539	5,665	6,443
Stock-based compensation	14,275	8,475	36,445	23,913
Adjusted EBITDA	$60,134	$42,674	$191,616	$127,015
(a)

Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with acquisitions and restructuring initiatives. Legal costs included above are not expected to be recurring (see Note 8, Commitments and Contingencies, for additional details).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company had cash and cash equivalents of $294.6 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $16.7 million consisting of commercial paper and other short-term corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has $50.0 million in additional availability under our revolving credit facility, as necessary. Additionally, the Company received proceeds of $200.0 million from the sale of our common stock on April 25, 2018 as further described below.

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

For most orders, diners use a credit card to pay for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission. Outstanding credit card receivables are generally settled with the payment processors within two to four business days. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. Restaurants have different contractual arrangements regarding payment frequency. They may be paid bi-weekly, weekly, monthly or, in some cases, more frequently when requested by the restaurant. The Company generally holds accumulated funds prior to remittance to the restaurants in a non-interest-bearing operating bank account that is used to fund daily operations, including the liability to the restaurants.  However, the Company is not restricted from earning investment income on these funds under its restaurant contract terms and has made short-term investments of proceeds in excess of the restaurant liability as described above.

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

During the nine months ended September 30, 2018, the Company borrowed $175.0 million of revolving loans under the Credit Agreement to finance a portion of the purchase price and transaction costs in connection with the acquisition of LevelUp. During the nine months ended September 30, 2018, the Company made principal payments of $52.3 million from cash on hand, including $50.0 million applied to prior year borrowings under the revolver and $2.3 million of term loan principal payments. As of September 30, 2018, outstanding borrowings under the Credit Agreement were $296.9 million, including $175.0 million of revolving loans and $121.9 million of term loans. The undrawn portion of the revolving loan of $50.0 million was available as of September 30, 2018. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Credit Agreement becoming immediately due and payable and in the termination of the commitments. The Company was in compliance with the covenants of the Credit Agreement as of September 30, 2018. The Company expects to remain in compliance for the foreseeable future.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. The repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. During the nine months ended September 30, 2018 and 2017, the Company did not repurchase any of its common stock. Since inception of the program, the Company has repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$165,462	$107,836
Net cash used in investing activities	(412,999)	(85,181)
Net cash provided by financing activities	307,428	4,524

Cash Flows Provided by Operating Activities

For the nine months ended September 30, 2018, net cash provided by operating activities was $165.5 million compared to $107.8 million for the same period in 2017. The increase in cash flows from operations was driven primarily by increases of $50.0 million in non-cash expenses and an increase of $38.2 million of net income, partially offset by changes in operation assets and liabilities. The increase in non-cash expenses primarily related to an increase in depreciation and amortization of $28.7 million, an increase of $12.5 million related to stock-based compensation, an increase in deferred taxes of $4.2 million and an increase in deferred rent of $3.8 million. During the nine months ended September 30, 2018 and 2017, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in prepaid expenses and other assets of $15.5 million for the nine months ended September 30, 2018 primarily related to the deferral of contract acquisition costs under ASC Topic 606 (see Note 3, Revenue, for additional details), an increase in prepaid payroll tax withholding related to employee stock-based compensation and an increase in prepaid technology and software services compared to a decrease of $4.2 million for the nine months ended September 30, 2017;

•

an increase in income tax receivable of $5.5 million for the nine months ended September 30, 2018 due to the increase in discrete excess tax benefits from stock-based compensation compared to a decrease of $3.8 million for the nine months ended September 30, 2017; and

•

an increase in the restaurant food liability of $1.6 million for the nine months ended September 30, 2018 compared to an increase of $4.6 million for the nine months ended September 30, 2017 due to the timing of payments to our restaurant partners at quarter-end.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of acquisitions of businesses and other intangible assets, purchases of and proceeds from maturities of short-term investments, the purchase of property and equipment to support the growth of the business and the development of mobile-applications, website and internal-use software.

For the nine months ended September 30, 2018, net cash used in investing activities was $413.0 million compared to $85.2 million for the same period in the prior year. The increase in net cash used in investing activities during the nine months ended September 30, 2018 was primarily due to an increase in acquisitions of businesses of $315.0 million, a decrease of $109.8 million in proceeds from maturities of investments and an increase in purchases of property and equipment of $19.4 million, partially offset by a $98.0 million decrease in the purchases of short-term investments and the acquisition of certain assets of businesses $25.1 million during the nine months ended September 30, 2017.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted of proceeds from the issuance of common stock, proceeds from borrowings under the Credit Agreement, repayments of borrowings under the Credit Agreement, taxes paid related to net settlement of stock-based compensation awards and proceeds from the exercises of stock options.

For the nine months ended September 30, 2018, net cash provided by financing activities was $307.4 million compared to $4.5 million for the nine months ended September 30, 2017. The increase in net cash provided by financing activities was primarily related to $200 million in proceeds received from the issuance of our common stock to Yum Restaurant Services Group, LLC (see Note 12, Stockholders’ Equity) and $175 million in proceeds received from borrowings under the Credit Agreement. These increases were partially offset by the repayment of borrowings under the Credit Agreement of $52.3 million during the nine months ended September 30, 2018 and an increase of $20.5 million in taxes paid related to net share settlement of stock-based compensation awards compared to the prior year period.

Acquisitions of Businesses and Other Intangible Assets

On September 25, 2018, the Company entered into a share purchase agreement to acquire all of the issued and outstanding shares of Tapingo. On September 12, 2018, the Company entered into a definitive agreement to complete the acquisition of substantially all of the restaurant and diner network assets of OrderUp. The total aggregate consideration of approximately $170 million, subject to customary adjustments and closing conditions, is currently expected to be funded through a combination of cash on hand and proceeds from borrowings under the Company’s existing Credit Agreement. See Note 15, Subsequent Events, for additional details.

On September 13, 2018, the Company acquired LevelUp for $367.6 million in cash, net of cash acquired of $6.0 million and excluding non-cash consideration of $2.6 million.

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

Interest Rate Risk

As of September 30, 2018, outstanding borrowings under the Credit Agreement were $296.9 million. The Company is exposed to interest rate risk on its outstanding borrowings. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.25% and 2.00% and in the case of alternate base rate loans is between 0.25% and 1.00%, and in each case, is based upon the Company’s consolidated total net leverage ratio (as defined in the Credit Agreement). The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment test as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of September 30, 2018, the Company had $885.4 million in goodwill.

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

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations

As of the date of the filing of this Quarterly Report on Form 10-Q, the Company’s total contractual obligations have increased from those disclosed in the Company’s 2017 Form 10-K primarily due to additional borrowings under the Credit Agreement (see Note 9, Debt, for additional details). Our commitments under the Credit Agreement as of September 30, 2018, consist of $296.9 million in term loan and revolving loan borrowings and $42.5 million in interest due on the debt, which includes scheduled interest payments at current interest rates.

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

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the nine months ended September 30, 2018.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2018 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 25, 2018, the Company sold 2,820,464 shares of its common stock (the “Acquired Shares”) to the Investor. This issuance and sale is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The Investor represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Acquired Shares are being acquired for investment purposes and not with a view to any distribution thereof, and appropriate legends will be affixed to the Acquired Shares. See Note 12, Stockholders’ Equity, to the accompanying notes to the consolidated financial statements of this Quarterly Report on Form 10-Q for additional details.

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

During the three months ended September 30, 2018, the Company did not repurchase any of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Fifth Amendment to Lease, dated as of October 1, 2018, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.					X

10.2*	SCVNGR, Inc. 2013 Stock Incentive Plan.	S-8	333-227330	99.1	September 14, 2018

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: November 6, 2018