Form 10-K
period 2018-12-31
GrubHub Inc.
filed 2019-02-28
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
		Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2018, was $7,262,685,665.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2019 was 90,999,369.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 21, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for Grubhub Inc. for the periods presented and the results of acquired businesses from the relevant acquisition dates. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the plans, estimates, and beliefs of the Company (as defined below). Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.” The forward-looking statements in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” below for additional information.

PART I.

Item 1.	Business

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the nation’s leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 105,000 local restaurants with hungry diners in thousands of cities across the United States and is focused on transforming the takeout experience. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”.

For restaurants, takeout enables them to grow their business without adding seating capacity or wait staff. Advertising for takeout, typically done through the distribution of menus to local households or advertisements in local publications, is often inefficient and requires upfront payment with no certainty of success. In contrast, Grubhub provides restaurants on its Platform with an efficient way to generate more takeout orders. Grubhub enables restaurants to access local diners at the moment when those diners are hungry and ready to purchase takeout. In addition, the Company does not charge the restaurants on its Platform any upfront or subscription fees, does not require any discounts from their full price menus and only gets paid for the orders the Company generates for them, providing restaurants with a low-risk, high-return solution. The Company charges restaurants on the Platform a per-order commission that is primarily percentage-based. In many markets, the Company also provides delivery services to restaurants on its Platform that do not have their own delivery operations. As of December 31, 2018, the Company was providing delivery services in more than 300 of the largest core-based statistical areas across the country.

For diners, the traditional takeout ordering process is often a frustrating experience—from using paper menus to communicating an order by phone to a busy restaurant employee. In contrast, ordering on Grubhub is enjoyable and a dramatic improvement over the “menu drawer.” The Company provides diners on the platform with an easy-to-use, intuitive and personalized interface that helps them search for and discover local restaurants and then accurately and efficiently place an order from any Internet-connected device. Grubhub also provides diners with information and transparency about their orders and status and solves problems that may arise. In addition, the Company makes re-ordering convenient by storing previous orders, preferences and payment information, helping to promote diner frequency and drive strong repeat business.

The Company generates revenues primarily when diners place an order on its Platform. Restaurants pay a commission, typically a percentage of the transaction, on orders that are processed through the Company’s Platform. Most of the restaurants on the Company’s Platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the Platform. Additionally, restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. The Company also recognizes as revenue any fees charged to the diner for delivery services it provides.

For most orders, diners use a credit card to pay the Company for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission. The Company generally accumulates funds and remits the net proceeds to the restaurants on at least a monthly basis. The Company also deducts commissions for other transactions that go through its platform, such as cash transactions for restaurants partners, from the aggregate proceeds received. Additionally, the Company provides consolidated invoicing for its corporate and campus program customers generally on a monthly basis.

Organization

Grubhub was founded in 2004 and Seamless was founded in 1999. Unless otherwise stated or the context requires otherwise, references to “Seamless” mean the operations for Seamless Holdings Corporation and Seamless North America, LLC through August 8, 2013, when the merger of Grubhub Holdings Inc. and Seamless was completed (the “Merger”). The Merger enabled the Company to expand its two-sided network, connecting customers in the geographies it serves with more restaurants. The Merger also enabled the Company to eliminate duplicative expenses and take advantage of a complementary geographic footprint.

On April 4, 2014, the Company completed an initial public offering (the “IPO”) and its common stock is listed on The New York Stock Exchange (the “NYSE”) under the ticker symbol “GRUB”.

Acquisitions of Business and Other Intangible Assets

On November 7, 2018, the Company acquired all of the issued and outstanding shares of Tapingo Ltd. (“Tapingo”), a leading platform for campus food ordering.

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

For a description of the Company’s acquisitions, see Note 4, Acquisitions, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On October 30, 2018, the Company completed the acquisition of substantially all of the restaurant and diner network assets of OrderUp, Inc. (“OrderUp”), an online and mobile food-ordering company. The Company previously acquired certain assets of OrderUp on September 14, 2017 from Groupon, Inc. See Note 6, Goodwill and Acquired Intangible Assets, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Growth Strategy

The Company strives to make Grubhub an integral part of everyday life for restaurants and diners through the following growth strategies:

•

Grow the Takeout Marketplace. The Company intends to continue to grow the number of independent and national and regional chain (“Enterprise”) restaurants in existing and new geographic markets by providing them with opportunities to generate more takeout orders and by offering delivery services. The Company intends to continue to grow the number of diners and orders placed on the Platform primarily through word-of-mouth referrals and marketing that encourages adoption of the Company’s ordering Platform and increased order frequency.

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

Restaurant Benefits

With more than 105,000 restaurants on the Company’s platform as of December 31, 2018, management believes that Grubhub provides restaurants with the following key benefits:

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
•

Efficiency. Restaurants in the network can receive and handle a larger volume of takeout orders more accurately, increasing their operational efficiency while providing their takeout diners with a high-quality experience. Grubhub also offers customizable integrated technologies that support digital orders with point of sale system integration and customer relationship management programs, including loyalty.

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

Diner Benefits

With 17.7 million Active Diners as of December 31, 2018 and more than 435,900 combined Daily Average Grubs during the year ended December 31, 2018, management believes that Grubhub provides diners with the following key benefits:

•

Discovery. Grubhub aggregates menus and enables ordering from restaurants across more than 2,000 cities in the United States as of December 31, 2018, in most cases providing diners with more choices than the “menu drawer” and allowing them to discover hidden gems from local restaurants on the Platform.

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

Products and Services

The following is a list of the Company’s primary products and services. A significant portion of the Company’s revenues are the commissions earned from restaurants for consumer orders generated on its Platform.

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

Grubhub, Seamless, Eat24 and MenuPages Websites

Diners can access the Platform through www.grubhub.com, www.seamless.com, www.eat24.com and menupages.com. The websites provide diners with the same functionality as the Company’s mobile applications, including restaurant discovery, search and ordering. For restaurants, all website-based orders are received in the same way as the mobile orders, and the Company charges the same commission for both.

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

Delivery Services

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

Technology and Fulfillment Services

Technology and fulfillment services include order transmission, customer relationship management tools such as loyalty programs, in-store kiosk ordering technology and hardware, quick-response code payment processing scanners, customer support, and functional analytics. The Company also offers mobile application development professional services and integrated access to the Company’s related platforms and services.

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

Restaurant Websites and Mobile Applications

The Company offers the restaurants in its network a turnkey website and mobile application design and hosting service powered by template-driven technology, which provides restaurant partners with a simple yet effective online and mobile presence. Grubhub processes the orders placed on these websites and mobile applications through its platforms.

Allmenus

Allmenus.com provides an aggregated database of approximately 440,000 menus from restaurants across all 50 U.S. states. The website is searchable by cuisine type, restaurant name, menu items and other criteria. For those restaurants whose menus are posted on allmenus.com and which are also part of the Company’s restaurant network, the site provides a link from its menus to grubhub.com and seamless.com, as applicable, through which diners can then place their orders, providing the Company with an efficient customer acquisition channel.

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

Geographic Markets

The Company’s geographic reach included more than 2,000 cities across the United States as of December 31, 2018. The Company generally has greater market penetration in densely populated metropolitan cities in the United States. During the years ended December 31, 2018, 2017 and 2016, the Company also generated a nominal amount of foreign revenues through its U.K. subsidiary.

Sales and Marketing

The Company’s sales team adds new restaurants to the network by emphasizing the Grubhub Platform’s low risk, high return proposition: providing more orders, without charging any upfront payments or subscription fees or requiring any discounts from a restaurant’s full price menus, and Grubhub only gets paid for orders it generates for them. The Company’s delivery network has also expanded the Company’s offerings and ability to attract restaurants that do not have their own delivery operations. Leads for new restaurants are generated either directly by the restaurant through the Company’s websites, including allmenus.com, or are self-

prospected by the sales team. Once restaurants have joined the Company’s takeout marketplace, Grubhub representatives continue to work with them to maintain quality control and to increase their order volume. The sales team separately focuses on adding new corporate and campus program clients by emphasizing Grubhub’s value proposition. For corporate customers, Grubhub provides a wide variety of ordering options for employees and proprietary tools that provide rule-based ordering and consolidated reporting and invoicing for employers. For campus customers, the Company provides integrated order ahead and meal plan payment processing technology and a mobile ordering application for student diners.

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

Customers

As of December 31, 2018, the Company served approximately 17.7 million Active Diners and over 105,000 restaurants. For the years ended December 31, 2018, 2017 and 2016, none of these Active Diners or restaurants accounted for 10% or more of the Company’s net revenues.

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

The Company’s online competition consists primarily of national and local service providers, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of Enterprise restaurants that also offer takeout. Compared to other online platforms, Grubhub offers diners a wide range of choices, with over 105,000 restaurants on the Company’s platform, including low cost or no cost delivery, menu price parity with any other online ordering option and full price transparency with no hidden fees. The Company also competes for diners with online competitors on the basis of convenience, control and customer care. For restaurants, Grubhub competes with other online platforms based on its ability to generate additional orders, manage challenges such as customization, change orders, menu updates and specials and the ability to help them improve their operational efficiency, with product innovations like Grubhub for Restaurants, POS integration, mobile application development, customer relationship management programs including loyalty tools, as well as providing a seamless diner experience.

Management believes the Company competes favorably based on these factors and its singular focus on connecting restaurants and diners for takeout ordering. Although paper menus are still the Company’s biggest competition, based on available information regarding the number of diners and restaurants on the platform and the number of orders processed through the platform, management believes Grubhub is the largest online provider of takeout orders in the United States for independent and Enterprise restaurants.

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

As of December 31, 2018, the Company owned nearly 60 trademarks registered in the United States and eight registered abroad, including: “Grubhub,” “Seamless,” “MenuPages,” “Tapingo,” and “LevelUp”. The Company has also filed 11 other trademark applications including three trademark applications pending in the United States and eight application pending abroad and may pursue additional trademark registrations to the extent management believes it will be beneficial and cost-effective. In 2018, the Company acquired 11 trademarks registered in the United States and Europe through the acquisitions of Tapingo and LevelUp.

As of December 31, 2018, the Company had 20 patents issued in the United States, two of which are scheduled to expire in 2020, one of which is scheduled to expire in 2029, one of which is scheduled to expired in 2030, one of which is scheduled to expire in 2031, three of which are scheduled to expire in 2032, seven of which are scheduled to expire in 2033, four of which are scheduled to expire in 2034, and one of which is scheduled to expire in 2036. The Company also had 30 patent applications pending in the United States and one patent application pending in foreign countries as of December 31, 2018, which seek to cover proprietary inventions relevant to the Company’s products and services. The Company may pursue additional patent protection to the extent management believes it will be beneficial and cost effective. In 2018, the Company acquired 10 patents registered in the United States through the acquisitions of Tapingo and LevelUp.

The Company is the registered holder of a variety of domestic and international domain names that include the terms “Grubhub,” “Seamless,” “Allmenus,” “MenuPages,” “DiningIn,” “LevelUp,” “Tapingo,” “ROTR,” “Delivered Dish” and certain other trademarks and similar variations of such terms.

In addition to the protection provided by the Company’s intellectual property rights, the Company enters into confidentiality agreements with its employees, consultants, contractors and business partners who are given access to confidential information. Further, employees and contractors who contribute to the development of material intellectual property on the Company’s behalf are also subject to invention assignment and/or license agreements, as appropriate. The Company further controls the use of its proprietary technology and intellectual property by engaging trademark watch services, as well as through its general websites and product-specific terms of use and policies.

Employees

As of February 15, 2019, the Company had approximately 2,722 full-time equivalent employees. None of the Company’s employees is represented by a labor union with respect to his or her employment with Grubhub.

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

While a key part of our business strategy is to add restaurants and diners in our existing geographic markets, we will also continue to expand our operations into new geographic markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar competitive environments and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all.

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

Our performance is subject to economic conditions and their impact on levels of consumer spending. Some of the factors having an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Small businesses that do not have substantial resources, like a substantial number of the restaurants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Also, because spending for food purchases from restaurants is generally considered to be discretionary, any decline in consumer spending may have a disproportionate effect on our business relative to those businesses that sell products or services considered to be necessities. If spending at many of the restaurants in our network declines, or if a significant number of these restaurants go out of business, diners may be less likely to use our service, which could harm our business and results of operations. In addition, significant adverse economic conditions could harm the businesses of our corporate customers, resulting in decreased use of our platform. Restaurants in our network are located in diverse geographic areas across the U.S. and include major metropolitan areas like New York City, Chicago and the San Francisco Bay Area. To the extent any one of these major metropolitan areas experience any of the above-described conditions to a greater extent than other geographic areas, the harm to our business and results of operations could be exacerbated.

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

We are involved or may become involved in legal proceedings and investigations that claim that members of the delivery network who we treat as independent contractors for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, there can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would mandate that we change our classification of the drivers. In the event of a reclassification of members of our independent contractor driver network as employees, we could be exposed to various liabilities and additional costs. These liabilities and costs could have an adverse effect on our business and results of operations and/or make it cost prohibitive for us to deliver orders using our driver network, particularly in geographic areas where we do not have significant volume. These liabilities and additional costs could include exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.

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

In addition, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. For example, we could be subject to claims related to the content published on allmenus.com, which contains approximately 440,000 menus, based on the fact that we do not obtain prior permission from restaurants to include their menus.

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

We accept payments using a variety of methods, including credit and debit cards, Apple Pay®, Android Pay™, PayPal, Amex Express Checkout, Venmo, certain campus meal plans and gift cards. For certain payment methods, including credit and debit cards, we pay bank interchange and other fees. These fees may increase over time and raise our operating costs and lower our profitability. We rely on third parties to provide payment processing services, including the processing of credit and debit cards. Our business may be disrupted for an extended period of time if any of these companies becomes unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from diners or facilitate other types of online payments, and our business and results of operations could be harmed.

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

In addition, we rely on off-the-shelf hardware and software platforms developed by third parties to build and customize our Grubhub for Restaurants tablet and mobile application, quick-response code scanners and in-store ordering kiosks. If third parties fail to continue to produce or maintain these hardware and software platforms, our Grubhub for Restaurants tablet and mobile application, quick-response code scanners and in-store ordering kiosks may become less accessible to restaurants and diners, and our business and results of operations could be harmed.

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

In addition to the traditional takeout ordering process, we compete with other online food ordering businesses, Enterprise restaurants that have their own online ordering platforms, point of sale companies and restaurant delivery services. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater market share in certain markets and larger existing user bases in certain markets and substantially greater financial, technical and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in restaurant and diner requirements that may render our products less attractive or obsolete. These competitors have and may continue to introduce new products with competitive price and performance characteristics and they may undertake more aggressive marketing campaigns than ours. Large Internet companies with substantial resources, users and brand power have also entered our market and compete with us. Furthermore, independent restaurants could determine that it is more cost effective to develop their own platforms to permit online takeout orders rather than use our service.

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

Our business is highly dependent on diner behavior patterns that we have observed over time. In our metropolitan markets, we generally experience a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, we benefit from increased order volume in our campus markets when school is in session and experience a decrease in order volume when school is not in session, during summer breaks and other vacation periods. Diner activity can also be impacted by colder or more inclement weather, which typically increases order volume, and warmer or sunny weather, which typically decreases order volume. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. In addition, other seasonality trends may develop and the existing seasonality and diner behavior that we experience may change or become more significant.

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

As part of our business strategy, we have and we will continue to selectively explore acquisition opportunities of companies and technologies to strengthen our platform. For example, in 2018 we completed acquisitions of Tapingo and LevelUp and in 2017 we completed the acquisitions of Eat24 and Foodler. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

In addition, we may be subject to foreign data protection, privacy, and other laws and regulations, including without limitation the E.U. General Data Protection Regulation, which can be more restrictive than those in the United States and could impact our ability to transfer, process and/or receive transnational data. The regulatory framework for privacy and security issues is evolving and may remain in flux for some period of time. It is difficult to ascertain whether this will impact our business in the United Kingdom. It is also likely that if our business grows and evolves and our products are used in a greater number of geographies, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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

We have registered, among numerous other trademarks, “Grubhub,” “Seamless,” “Tapingo,” “LevelUp,” and “MenuPages” as trademarks in the United States and abroad. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and results of operations.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We have registered domain names for our websites that we use in our business, most importantly seamless.com, grubhub.com, eat24.com, thelevelup.com, tapingo.com, MenuPages.com and allmenus.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn harm our business and results of operations.

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

For example, we are currently a defendant in a patent infringement suit filed by Ameranth, Inc. (“Ameranth”) in which we are alleged to infringe on patents relating to online ordering software. See Part I, Item 3, Legal Proceedings, and Part II, Item 8, Note 8, Commitments and Contingencies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a further discussion of this litigation. This litigation could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable and, as a result of this litigation, we may be required to pay damages, an injunction may be entered against us, or a license or other right to continue to deliver an unmodified version of the service may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage restaurants and diners from using our products.

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

As of February 15, 2019, our current executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 40% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of your investment. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The trading price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Since shares of our common stock were sold in our IPO in April 2014 at a price of $26.00 per share, the reported high and low sales prices of our common stock have ranged from $17.77 to $149.35 through February 15, 2019. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the trading price of our common stock include the following:

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

We are responsible for implementing and maintaining adequate internal control over financial reporting and are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. While we have determined that our internal control over financial reporting was effective as of December 31, 2018, as indicated in our Management’s Report and Attestation Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we must continue to monitor and assess our internal control over financial reporting. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock. In addition, if we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NYSE or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our stock.

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

The Company’s principal executive offices are located at 111 W. Washington, Suite 2100, Chicago, Illinois 60602. As of December 31, 2018, the Company leased approximately 164,072 square feet of office space that houses the principal operations in Chicago, Illinois, approximately 81,219 square feet of office space in New York, New York and an aggregate of approximately 192,000 square feet of office space in various locations throughout the U.S. as well as in the U.K. and Israel as a result of acquisitions and organic growth. The Company believes these facilities are in good condition and sufficient for its current needs, but may need to seek additional or expanded facilities if the business continues to grow.

Item 3.	Legal Proceedings

For a description of the Company’s material pending legal proceedings, please see Note 8, Commitments and Contingencies - Legal, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4:	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Grubhub Inc.’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

The Company’s common stock began trading on the NYSE under the symbol “GRUB” on April 4, 2014. Before then, there was no public market for the Company’s common stock.

Holders

As of the close of business on February 15, 2019, there were approximately 29 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

There were no distributions to common and preferred stockholders during the years ended December 31, 2018, 2017 and 2016 and the Company currently intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company’s board of directors, subject to applicable laws, and will depend on a number of factors, including the Company’s financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the board of directors may deem relevant.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

On April 25, 2018, the Company sold 2,820,464 shares of its common stock (the “Acquired Shares”) to the Yum Restaurant Services Group, LLC (the “Investor”), a wholly owned subsidiary of Yum! Brands, Inc. This issuance and sale is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The Investor represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Acquired Shares are being acquired for investment purposes and not with a view to any distribution thereof, and appropriate legends will be affixed to the Acquired Shares. See Part II, Item 8, Note 12, Stockholders' Equity, to the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K for additional details.

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

During the three months and year ended December 31, 2018, the Company did not repurchase any of its common stock. See Part II, Item 8, Note 12, Stockholders' Equity, for additional details of common stock repurchased since inception of the program.

Company Stock Performance Graph

The following graph shows a comparison of cumulative total return for the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index from April 4, 2014 (the date the Company’s common stock commenced trading on the NYSE) through December 31, 2018. The graph assumes that $100 was invested at market close on April 3, 2014 in each of the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The cumulative total returns for the NYSE Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Grubhub Inc. under the Securities Act, or the Exchange Act.

Item 6.	Selected Financial Data

The selected financial data presented below reflects the results of operations and financial condition of Grubhub Inc. for the periods presented and the results of acquired businesses from the relevant acquisition dates. The audited consolidated financial statements, in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for the fair presentation of the financial statements. The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues(a)	$1,007,257	$683,067	$493,331	$361,825	$253,873
Total costs and expenses(a)	922,294	593,317	410,208	300,403	208,889
Income before provision for income taxes	81,433	89,648	83,852	61,929	44,984
Net income attributable to common stockholders	78,481	98,983	49,557	38,077	24,263
Net income per share attributable to common stockholders:
Basic	$0.88	$1.15	$0.58	$0.45	$0.33
Diluted	$0.85	$1.12	$0.58	$0.44	$0.30
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$225,329	$257,695	$323,619	$310,741	$313,137
Working capital(b)	140,607	185,935	285,847	266,662	241,199
Total assets	2,065,708	1,543,769	1,197,507	1,060,248	978,877
Total stockholders’ equity	1,442,339	1,117,816	972,119	877,596	770,522
Other Financial Information:
Adjusted EBITDA(c)	$233,742	$183,988	$144,646	$104,967	$78,703
Cash Flow Data:
Net cash provided by operating activities(d)	$225,527	$154,144	$97,780	$43,988	$74,609
Net cash provided by (used in) investing activities	(594,004)	(336,962)	(45,519)	(116,397)	(118,740)
Net cash provided by financing activities	346,685	178,059	19,344	39,404	161,332

Reflects results of acquired businesses from the relevant acquisition dates.

(a)

On January 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance under ASC Topic 605. See Part II, Item 8, Note 2, Significant Accounting Policies, and Note 3, Revenue, in this Annual Report on Form 10-K for additional details, including the impact of ASC Topic 606 on the Company’s results of operations for the year ended December 31, 2018. The adoption of ASC Topic 606 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

(d)

The Company adopted Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” in the first quarter of 2018 with amendments applied on a retrospective basis. See Part II, Item 8, Note 2, Significant Accounting Policies, for additional details.

Includes the following items:

For 2018: Acquisitions of businesses, including LevelUp and Tapingo, for an aggregate of $517.9 million in net cash paid, $200.0 million of proceeds from the issuance of common stock to Yum Restaurant Services Group, LLC (see Note 12,

Stockholders’ Equity), $168.1 million of borrowings under the Company’s credit facility (net of repayments of $53.9 million), payments to acquire certain assets of OrderUp of $11.9 million and acquisition and restructuring costs of $7.6 million.

For 2017: Acquisition of Eat24 and Foodler for an aggregate of $333.3 million in net cash paid, $174.2 million of borrowings under the Company’s credit facility (net of repayments of $25.8 million), $61.2 million of proceeds from maturities of investments net of purchases, income tax benefit of $34.1 million related to the Tax Cuts and Jobs Act (the “Tax Act”) (see Part II, Item 8, Note 11, Income Taxes), acquisitions of other intangible assets including certain assets of OrderUp of $25.1 million and acquisition-related and non-recurring legal costs of $9.6 million.

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

Key Business Metrics

To analyze the Company’s business performance, determine financial forecasts and help develop long-term strategic plans, management reviews the following key business metrics:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Key Business Metrics:
Active Diners(a)	17,688,000	14,462,000	8,174,000	6,746,000	5,029,000
Daily Average Grubs(b)	435,900	334,000	274,800	227,100	182,800
Gross Food Sales (in millions)(c)	$5,056.8	$3,783.7	$2,998.1	$2,353.6	$1,787.4

Key business metrics include transactions placed on the Platform where the Company provides marketing services to generate orders. The Platform excludes transactions where the Company exclusively provides technology or fulfillment services. Reflects results of acquired businesses from the relevant acquisition dates.

(a)	Active Diners are the number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s Platform.
(b)	Daily Average Grubs are the number of orders placed on the Platform divided by the number of days for a given period.
(c)

Gross Food Sales are the total value of food, beverages, taxes, prepaid gratuities, and any delivery fees processed through the Company’s Platform. The Company includes all revenue generating orders placed on the Platform in this metric; however, revenues are recognized on a net basis for the Company’s commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for Grubhub Inc. for the periods presented and the results of acquired businesses from the relevant acquisition dates. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors”. This overview summarizes the MD&A, which includes the following sections:

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

For a description of our significant accounting policies including critical judgments and estimates, see Part II, Item 8, Note 2, Summary of Significant Accounting Policies, of the accompanying notes to our consolidated financial statements in this Annual Report on Form 10-K.

Operations Review

Executive Overview

In 2018, we continued our strong growth trajectory, generating 47% revenue growth and accelerated growth in Daily Average Grubs throughout 2018 as compared to 2017.

Compared to 2017, our revenues increased by $324.2 million, or 47%, to $1.0 billion for the year ended December 31, 2018. The increase was primarily related to the significant growth in Active Diners, which increased from 14.5 million as of December 31, 2017 to 17.7 million at the end of December 31, 2018, driving an increase in Daily Average Grubs to 435,900 during the year ended December 31, 2018 from 334,000 Daily Average Grubs during 2017. We processed $5.1 billion in Gross Food Sales in 2018, a 34% increase from the $3.8 billion in Gross Food Sales processed in 2017. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, technology and product improvements to drive more orders and the full year impact of the Eat24 acquisition. In addition, revenue increased during the year ended December 31, 2018 compared to the same period in 2017 due to an increase in our average commission rates, a higher average order size and the inclusion of results from our recent acquisitions (see Part II, Item 8, Note 4, Acquisitions).

Net income decreased by $20.5 million to $78.5 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was driven by the one-time income tax benefit of $34.1 million recognized in the year ended December 31, 2017 related to the Tax Act (see Part II, Item 8, Note 11, Income Taxes). Additionally, net income during the year ended December 31, 2018 reflects the impact of increased costs due to the expansion of the Company’s delivery services and increased advertising to generate organic growth as well as an increase in certain other expenses to support organic growth in the business and higher order volume and as a result of the impact of recent acquisitions. These costs primarily included compensation and benefits expenses, payment processing costs, as well as depreciation and amortization of recently acquired intangible assets and other general and administrative expenses of the acquired companies.

On November 7, 2018, we acquired Tapingo and on September 13, 2018, we acquired LevelUp. The aggregate purchase price for the acquisitions was $521.5 million, net of cash acquired and including non-cash consideration. Additionally, on October 30, 2018, we completed the acquisition of substantially all of the restaurant and diner network assets of OrderUp, an online and mobile food-ordering company for $18.5 million. We previously acquired certain assets of OrderUp in September 2017 from Groupon, Inc. The acquisition of businesses and other intangible assets has simplified our integrations with restaurants’ systems, increased diner engagement, accelerated product development and expanded the breadth and depth of our network of diners and restaurants.

During the year ended December 31, 2018, the Company borrowed $222.0 million under its credit facility entered into in October 2017 to finance a portion of the purchase price and transaction costs in connection with the acquisitions of LevelUp and

Tapingo. During the year ended December 31, 2018, we made principal payments of $53.9 million from cash on hand. As of December 31, 2018, outstanding borrowings under the credit facility were $342.3 million. The Company entered into an amended and restated credit agreement on February 6, 2019 which expanded the available facility by $200.0 million (see Part II, Item 8, Note 16, Subsequent Events, for additional details).

On April 25, 2018, we sold 2,820,464 shares of our common stock to Yum Restaurant Services Group, LLC (the “Investor”), a wholly owned subsidiary of Yum! Brands, Inc., for an aggregate purchase price of $200.0 million pursuant to the investment agreement, dated as of February 7, 2018, by and among the Company and the Investor. The Company has used and expects to use proceeds for general corporate purposes including accelerating the expansion of delivery services, investing in the platform, repayment of borrowings under the credit facility and pursuing growth opportunities. Concurrent with the investment agreement, we entered into a services agreement with Yum! Brands, Inc. to provide online ordering and delivery services to its U.S. restaurants.

Key Business Metrics

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review key business metrics which include transactions placed on the Platform where the Company provides marketing services to generate orders. The Platform excludes transactions where the Company exclusively provides technology or fulfillment services. The following key business metrics are reviewed:

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

Daily Average Grubs.

We count Daily Average Grubs as the number of orders placed on our Platform divided by the number of days for a given period. Daily Average Grubs is an important metric for us because the number of orders processed on our Platform is a key revenue driver and, in conjunction with the number of Active Diners, a valuable measure of diner activity on our Platform for a given period.

Gross Food Sales.

We calculate Gross Food Sales as the total value of food, beverages, taxes, prepaid gratuities, and any diner-paid delivery fees processed through our Platform. We include all revenue generating orders placed on our Platform in this metric. Gross Food Sales is an important metric for us because the total volume of food sales transacted through our Platform is a key revenue driver. Because we act as an agent of the merchant in the transaction, revenues are recognized on a net basis for our commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

Our key business metrics are as follows for the periods presented:

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Active Diners	17,688,000	14,462,000	8,174,000	22%	77%
Daily Average Grubs	435,900	334,000	274,800	31%	22%
Gross Food Sales (in millions)	$5,056.8	$3,783.7	$2,998.1	34%	26%

We experienced significant growth across all of our key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the periods presented.

2018 compared to 2017

The Company experienced significant growth across all of its key business metrics during the year ended December 31, 2018 as compared to the same periods in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements to drive more orders as well as the full year impact of Eat24 on Daily Average Grubs and Gross Food Sales.

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

Basis of Presentation

Revenues

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance under ASC Topic 605. See Part II, Item 8, Note 2, Significant Accounting Policies, and Note 3, Revenue, in this Annual Report on Form 10-K for additional details, including a description of the Company’s revenue recognition policies under ASC Topic 606. The adoption of ASC Topic 606 did not have a material impact on the Company’s results of operations, financial position or cash flows.

We generate revenues primarily when diners place an order on our Platform through our mobile applications, our websites, or through third-party websites that incorporate our API or one of our listed phone numbers. Restaurants pay us a commission, typically a percentage of the transaction on orders that are processed through our Platform. Most of the restaurants on our Platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate which affects its prominence and exposure to diners on the Platform. Additionally, restaurants that use our delivery services pay an additional commission for the use of those services. We may also charge a delivery fee directly to the diner.

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

We also derive some revenues from mobile application development professional services and access to the respective order ahead platforms and related tools and services.

We generate a small amount of revenues directly from companies that participate in our corporate ordering program and by selling advertising on our allmenus.com website.

We do not anticipate that corporate fees, advertising, professional services or fees to access order ahead platforms and tools will generate a significant portion of our revenues in the foreseeable future.

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

Sales and Marketing

Sales and marketing expenses contain advertising expenses including search engine marketing, television, online display, media and other programs. Sales and marketing expenses also consist of salaries, commissions, benefits, stock-based compensation expense and bonuses for restaurant sales, restaurant sales support, corporate and campus program customer sales and marketing employees, payments to contractors and facilities costs allocated on a headcount basis.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenues:

	Year Ended December 31,
	2018		2017		2016
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Revenues	$1,007,257	100%	$683,067	100%	$493,331	100%
Costs and expenses:
Operations and support	454,321	45%	269,453	39%	171,756	35%
Sales and marketing	214,290	21%	150,730	22%	110,323	22%
Technology (exclusive of amortization)	82,278	8%	56,263	8%	42,454	9%
General and administrative	85,465	8%	65,023	10%	50,482	10%
Depreciation and amortization	85,940	9%	51,848	8%	35,193	7%
Total costs and expenses(a)	922,294	92%	593,317	87%	410,208	83%
Income from operations	84,963	8%	89,750	13%	83,123	17%
Interest (income) expense - net	3,530	0%	102	0%	(729)	0%
Income before provision for income taxes	81,433	8%	89,648	13%	83,852	17%
Income tax (benefit) expense	2,952	0%	(9,335)	(1%)	34,295	7%
Net income attributable to common stockholders	$78,481	8%	$98,983	14%	$49,557	10%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$233,742	23%	$183,988	27%	$144,646	29%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA” below.

Revenues

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(in thousands)
Revenues	$1,007,257	$683,067	$493,331	47%	38%

2018 compared to 2017

Revenues increased by $324.2 million, or 47%, for the year ended December 31, 2018 compared to 2017. The increase was primarily related to significant growth in Active Diners, which increased from 14.5 million to 17.7 million at the end of each year, driving an increase in Daily Average Grubs to 435,900 during the year ended December 31, 2018 from 334,000 Daily Average Grubs during 2017. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders, as well as the impact of Eat24, OrderUp and Foodler. In addition, revenue increased during the year ended December 31, 2018 compared to 2017 due to an increase in our average commission rates, higher average order size and the inclusion of results from acquisitions (see Part II, Item 8, Note 4, Acquisitions to our consolidated financial statements in this Annual Report on Form 10-K).

2017 compared to 2016

Revenues increased by $189.7 million, or 38%, for the year ended December 31, 2017 compared to 2016. The increase was primarily related to significant growth in Active Diners, which increased from 8.2 million to 14.5 million at the end of each year, driving an increase in Daily Average Grubs to 334,000 during the year ended December 31, 2017 from 274,800 Daily Average Grubs during 2016. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders, as well as the impact of recent acquisitions. In addition, revenue increased during the year ended December 31, 2017 compared to 2016 due to an increase in our average commission rates, the inclusion of results from the acquisitions (see Part II, Item 8, Note 4, Acquisitions, to our consolidated financial statements in this Annual Report on Form 10-K) and a higher average order size.

Operations and Support

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(in thousands, except percentages)
Operations and support	$454,321	$269,453	$171,756	69%	57%
Percentage of revenues	45%	39%	35%

2018 compared to 2017

Operations and support expense increased by $184.9 million, or 69%, for the year ended December 31, 2018 compared to 2017. This increase was primarily attributable to expenses incurred to support the 34% growth in Gross Food Sales and the related increase in order volume including expenses related to delivering orders, customer care and operations personnel costs, the inclusion of results from recent acquisitions and payment processing costs. Delivery expenses increased during the year ended December 31, 2018 compared to the prior year due to organic growth of our delivery orders and the expansion of the delivery network in general.

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

Sales and Marketing

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(in thousands, except percentages)
Sales and marketing	$214,290	$150,730	$110,323	42%	37%
Percentage of revenues	21%	22%	22%

2018 compared to 2017

Sales and marketing expense increased by $63.6 million, or 42%, for the year ended December 31, 2018 compared to 2017. The increase was primarily attributable to an increase of $63.1 million in our advertising campaigns across various media channels. The increase was partially offset by the net deferral of $9.0 million of payroll commission and bonus costs as a result of adopting ASC Topic 606 (see Part II, Item 8, Note 2, Significant Accounting Policies) during the year ended December 31, 2018. Sales and marketing expense was 21% of revenues in 2018, a slight decrease from 22% in 2017.

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

Technology (exclusive of amortization)

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(in thousands, except percentages)
Technology (exclusive of amortization)	$82,278	$56,263	$42,454	46%	33%
Percentage of revenues	8%	8%	9%

2018 compared to 2017

Technology expense increased by $26.0 million, or 46%, for the year ended December 31, 2018 compared to 2017. The increase was primarily attributable to the 56% growth in our technology team as a result of organic growth and the impact of acquisitions, including salaries, stock-based compensation expense, payroll taxes, benefits and bonuses to support the growth and development of our platform.

2017 compared to 2016

Technology expense increased by $13.8 million, or 33%, for the year ended December 31, 2017 compared to 2016. The increase was primarily attributable to the 36% growth in our technology team, including salaries, benefits, stock-based compensation expense, payroll taxes, and bonuses to support the growth and development of our platform.

General and Administrative

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(in thousands, except percentages)
General and administrative	$85,465	$65,023	$50,482	31%	29%
Percentage of revenues	8%	10%	10%

2018 compared to 2017

General and administrative expense increased by $20.4 million, or 31%, for the year ended December 31, 2018 compared to 2017. The increase was primarily attributable to stock-based and other compensation expense, the inclusion of expenses from recent acquisitions, as well as increases in a number of miscellaneous expenses required to support growth in the business. Stock-based compensation for the year ended December 31, 2018 included $4.8 million of expense related to the accelerated vesting of equity awards to certain terminated acquired employees.

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

Depreciation and Amortization

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(in thousands, except percentages)
Depreciation and amortization	$85,940	$51,848	$35,193	66%	47%
Percentage of revenues	9%	8%	7%

2018 compared to 2017

Depreciation and amortization expense increased by $34.1 million, or 66%, for the year ended December 31, 2018 compared to 2017. The increase was primarily attributable to higher depreciation and amortization expense related to the amortization of intangible assets acquired in recent acquisitions as well as an increase in capital spending on internally developed software, leasehold improvements, restaurant facing technology and office equipment to support the growth of our business.

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

Income Tax (Benefit) Expense

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(in thousands, except percentages)
Income tax (benefit) expense	$2,952	$(9,335)	$34,295	132%	(127%)
Effective income tax rate	4%	(10%)	41%

2018 compared to 2017

Income tax expense increased by $12.3 million for the year ended December 31, 2018 compared to 2017. The increase was primarily due to the one-time $34.1 million benefit recorded in the year ended December 31, 2017 as a result of a decrease in the value of our deferred tax liabilities caused by the reduction in the U.S. corporate income tax rate from 35% to 21% resulting from the Tax Act enacted in December of 2017, partially offset by the impact of the lower U.S. federal tax rate in 2018, an $8.8 million increase in discrete excess tax benefits from stock based compensation as compared to 2017 and the decrease in income before provision for income taxes due to the factors described above. See Part II, Item 8, Note 11, Income Taxes, to the Company’s consolidated financial statements in the Annual Report on Form 10-K for further description of the Tax Act and the impact to the Company.

2017 compared to 2016

Income tax expense decreased by $43.6 million for the year ended December 31, 2017 compared to 2016. The decrease was primarily due to the decrease in the effective income tax rate from 41% to negative 10% during the respective periods, partially offset by the increase in income before provision for income taxes due to the factors described above. The prior period effective tax rate was primarily affected by the Tax Act and the adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), during the first quarter of 2017. The Tax Act resulted in an income tax benefit of $34.1 million during the year ended December 31, 2017 primarily as a result of the decrease in the corporate income tax rate from 35% to 21% (see Part II, Item 8, Note 11, Income Taxes, to the Company’s consolidated financial statements in the Annual Report on Form 10-K for further description of the Tax Act and the impact to the Company). Additionally, during the year ended December 31, 2017, we recognized a discrete excess tax benefit from stock-based compensation of $7.1 million in accordance with ASU 2016-09.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Year Ended December 31,
	2018		2017	2016

Net income	$78,481		$98,983	$49,557
Income taxes	2,952		(9,335)	34,295
Interest expense - net	3,530		102	—	(a)
Depreciation and amortization	85,940		51,848	35,193
EBITDA	170,903		141,598	119,045
Acquisition, restructuring and legal costs(b)	7,578		9,642	2,042
Stock-based compensation	55,261	(c)	32,748	23,559
Adjusted EBITDA	$233,742		$183,988	$144,646
(a)	Due to the insignificance of net interest income during the year ended December 31, 2016, the Company’s calculation of Adjusted EBITDA excludes this adjustment.
(b)

Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with acquisition and restructuring initiatives. Legal costs included above are not expected to be recurring (see Part II, Item 8, Note 8, Commitments and Contingencies, to the Company’s consolidated financial statements in this Annual Report on Form 10-K for additional details).

(c)	Stock-based compensation for the year ended December 31, 2018 included $4.8 million of expense related to the accelerated vesting of equity awards to certain terminated acquired employees.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $211.2 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $14.1 million consisting of commercial paper and other short-term corporate debt securities with original maturities greater than three months, but less than one year. We generate a significant amount of cash flows from operations and have additional availability under our revolving credit facility, as necessary. Additionally, we received proceeds of $200.0 million resulting from the sale of our common stock in the first quarter of 2018 as further described below.

As of December 31, 2018, cash and cash equivalents of $211.2 million included $7.8 million held in the accounts of our U.K. subsidiary, Seamless Europe, Ltd. We plan to repatriate the cash from our U.K. subsidiary to the U.S. in the future and we estimate no additional tax liability as there are no applicable withholding taxes for the repatriation of unremitted earnings of our U.K. subsidiary (see Part II, Item 8, Note 11, Income Taxes, for additional details).

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

On February 6, 2019, we entered into a new credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $325 million (the “Credit Agreement”). In addition, we may incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available until February 5, 2024. The Credit Agreement replaced the Company’s $350.0 million credit facility, which was due to expire on October 9, 2022 (the “Previous Credit Agreement”). Outstanding borrowings under the Credit Agreement as of the filing date were $342.3 million. Additional capacity of $200 million on the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions. See Part II, Item 8, Note 16, Subsequent Events, for additional details.

During the year ended December 31, 2018, we borrowed $222.0 million of revolving loans under the Previous Credit Agreement to finance a portion of the purchase price and transaction costs in connection with the acquisitions of LevelUp and Tapingo. During the year ended December 31, 2018, we made principal payments of $53.9 million from cash on hand, including $50.0 million applied to prior year borrowings under the revolver and $3.9 million of term loan principal payments. As of December 31, 2018, outstanding borrowings under the Previous Credit Agreement were $342.3 million, including $222.0 million of revolving loans and $120.3 million of term loans.

The Credit Agreement contains customary covenants that, among other things, require us to satisfy certain financial covenants and may restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Credit Agreement becoming immediately due and payable and in the termination of the commitments. We were in compliance with the covenants of the Previous Credit Agreement as of December 31, 2018. The Company expects to remain in compliance for the foreseeable future.

On April 25, 2018, we sold 2,820,464 shares of our common stock to Yum Restaurant Services Group, LLC (the “Investor”), a wholly owned subsidiary of Yum! Brands, Inc., for an aggregate purchase price of $200.0 million pursuant to the investment agreement, dated as of February 7, 2018, by and among our Company and the Investor. We have used and expect to use the proceeds for general corporate purposes, which include accelerating the expansion of delivery services, investing in the platform, repayment of borrowings under the credit facility and pursuing growth opportunities including mergers and acquisitions.

On January 22, 2016, our Board of Directors approved a program that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. Repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate us to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. We did not repurchase any of our common stock during the years ended December 31, 2018 and 2017. Since inception of the program, we repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

The following table sets forth certain cash flow information for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$225,527	$154,144	$97,780
Net cash used in investing activities	(594,004)	(336,962)	(45,519)
Net cash provided by financing activities	346,685	178,059	19,344

Cash Flows Provided by Operating Activities

For the year ended December 31, 2018, net cash provided by operating activities was $225.5 million compared to $154.1 million for the same period in 2017. The increase in cash flows from operations was driven primarily by an increase in non-cash expenses, partially offset by a decrease in net income of $20.5 million. Changes in non-cash expenses primarily related to increases in depreciation and amortization of $34.1 million, deferred taxes of $32.9 million primarily related to the Tax Act, and stock-based compensation of $22.5 million. Additionally, during the years ended December 31, 2018 and 2017, significant changes in our operating assets and liabilities, net of effects of business acquisitions, resulted from the following:

•

an increase in prepaid expenses and other assets of $16.3 million for the year ended December 31, 2018, primarily related to the deferral of contract acquisition costs under ASC Topic 606 (See Part II, Item 8, Note 3, Revenue, for additional details) and an increase in prepaid advertising and software services compared to a decrease of $5.5 million for the year ended December 31, 2017;

•

an increase in accounts receivable of $6.1 million during the year ended December 31, 2018 compared to an increase of $26.2 million for the year ended December 31, 2017 primarily due to the timing of the receipt of processor payments at year-end;

•

an increase in accounts payable $11.2 million during the year ended December 31, 2018 compared to a decrease of $4.2 million during the year ended December 31, 2017 due to the timing of payments and an increase in bills payable to support growth of the business;

•

an increase in accrued expenses of $8.2 million during the year ended December 31, 2018, primarily related to an increase in accrued credit card processing fees and payroll costs, compared to an increase of $17.3 million during the year ended December 31, 2017; and

•

an increase in our restaurant food liability of $2.9 million for the year ended December 31, 2018 compared to an increase of $8.6 million for the year ended December 31, 2017 due the timing of payments to our restaurant partners at year-end.

For the year ended December 31, 2017, net cash provided by operating activities was $154.1 million, driven primarily by net income of $99.0 million and non-cash expenses, including $51.8 million related to depreciation and amortization and $32.7 million related to stock-based compensation, partially offset by changes in deferred taxes of $31.2 million. Significant changes in our operating assets and liabilities resulted from an increase in accrued expenses of $17.3 million due to an increase in deferred revenue related to outstanding diner gift cards, accrued advertising costs, accrued payroll withholding taxes and other accrued operating costs, an increase in our restaurant food liability of $8.6 million due to the timing of payments to our restaurant partners at year-end and a decrease in prepaid expenses of $5.5 million primarily related to a decrease in prepaid technology services, partially offset by an increase in accounts receivable of $26.2 million due to the growth in the business and the timing of the receipt of processor payments at year-end.

For the year ended December 31, 2016, net cash provided by operating activities was $97.8 million, driven primarily by net income of $49.6 million and non-cash expenses, including $35.2 million related to depreciation and amortization and $23.6 million related to stock-based compensation, partially offset by significant changes in our operating assets and liabilities of $13.6 million. Significant changes in our operating assets and liabilities resulted from an increase in prepaid expenses and other assets of $8.7 million primarily related to an increase in prepaid application hosting, insurance and software licenses to support growth in the business, an increase in accounts receivable of $12.0 million due to the timing of processor payments at year-end, a decrease in accounts payable of $3.2 million due to the timing of payments and an increase in tax refund receivable of $5.5 million, partially offset by an increase in our restaurant food liability of $16.5 million due to growth in our business and the timing of payments to the restaurants at year-end.

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

For the year ended December 31, 2018, net cash used in investing activities was $594.0 million compared to $337.0 million in 2017. The increase in net cash used in investing activities was primarily due to an increase in acquisition of businesses of $184.6 million, a decrease in proceeds from maturity of investments of $148.8 million and an increase in purchases of property and equipment of $24.1 million, partially offset by a $97.6 million decrease in the purchases of short-term investments and a $13.3 million decrease in the acquisition of certain assets of businesses.

For the year ended December 31, 2017, net cash used in investing activities was $337.0 million compared to $45.5 million in 2016. The increase in net cash used in investing activities was primarily the result of an increase in the acquisition of businesses and certain assets of businesses of $292.3 million in 2017.

For the year ended December 31, 2016, net cash used in investing activities was $45.5 million, which was primarily due to purchases of investments of $226.7 million, acquisitions of businesses of $65.8 million, purchases of property and equipment of $24.1 million and development of website and internal use software of $12.8 million, partially offset by proceeds from maturities of short-term investments of $284.7 million.

Cash Flows Provided by Financing Activities

Our financing activities during the periods presented consisted primarily of proceeds from the issuance of common stock, proceeds from and repayments of borrowings under the Previous Credit Agreement, taxes paid related to the net settlement of stock-based compensation awards and proceeds from the exercise of stock options.

For the year ended December 31, 2018, net cash provided by financing activities was $346.7 million compared to $178.1 million for the year ended December 31, 2017. The increase in net cash provided by financing activities was primarily related to $200.0 million in proceeds received from the issuance of our common stock to Yum Restaurant Services Group, LLC (see Part II, Item 8, Note 12, Stockholders’ Equity) and $22.0 million in additional proceeds received from borrowings under the Previous Credit Agreement in 2018. These increases were partially offset by the increase in repayments of borrowings under the Previous Credit Agreement of $28.1 million during the year ended December 31, 2018 and an increase of $25.0 million in taxes paid related to the net share settlement of stock-based compensation awards compared to 2017.

For the year ended December 31, 2017, net cash provided by financing activities was $178.1 million compared to $19.3 million for the year ended December 31, 2016. The increase in cash provided by financing activities during the year ended December 31, 2017 as compared to 2016 primarily resulted from borrowings under the Previous Credit Agreement of $200.0 million, of which $25.8 million was repaid during the year ended December 31, 2017, as well as an increase due to repurchases of our common stock of $14.8 million during the year ended December 31, 2016. The increase in cash provided by financing activities was partially offset by the change in how excess tax benefits related to stock-based compensation are presented on the statement of cash flows due to the adoption of ASU 2016-09 in the first quarter of 2017. During the year ended December 31, 2016, excess tax benefits of $24.9 million were presented within financing activities on the statement of cash flows, whereas excess tax benefits of $7.1 million were recognized within net income during the year ended December 31, 2017

For the year ended December 31, 2016, net cash provided by financing activities was $19.3 million, which primarily resulted from excess tax benefits related to stock-based compensation of $24.9 million prior to the adoption of ASU 2016-09 and proceeds from the exercise of stock options of $13.5 million, partially offset by repurchases of the Company’s common stock of $14.8 million.

Contractual Obligations and Other Commitments

We have offices located in Chicago, Illinois and New York, New York, as well as smaller offices throughout the U.S. and in the U.K. and Israel as a result of both recent acquisitions and organic growth, with various lease terms through June 2030. The office lease for our headquarters in Chicago, Illinois expires in March 2028. The terms of the lease agreements provide for rental payments that increase on an annual basis. We recognize rent expense on a straight-line basis over the lease period. We do not have any capital lease obligations as of December 31, 2018 and all of our material property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties.

Our debt and interest payments, payments due to OrderUp sellers and future minimum payments under non-cancelable operating leases for equipment and office facilities were as follows as of December 31, 2018:

	As of December 31, 2018
	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	More than 5 Years	Total
	(in thousands)
Debt(a)	$6,250	$6,250	$7,031	$322,781	$—	$—	$342,312
Interest due on debt(a)	12,230	12,005	11,781	10,498	—	—	46,514
Amounts due to seller for the acquisition of other intangible assets(b)	6,733	—	—	—	—	—	6,733.0
Operating lease obligations(c)	13,009	14,874	14,243	12,219	12,220	57,503	124,068
Total	$38,222	$33,129	$33,055	$345,498	$12,220	$57,503	$519,627
(a)

Debt payments include scheduled term loan payments under the Previous Credit Agreement and the payment of outstanding balances under the credit facility due in October 2022. Interest due on debt includes scheduled interest payments under the Previous Credit Agreement at current interest rates. See Part II, Item 8, Note 16, Subsequent Events, for details of the Credit Agreement entered into on February 6, 2019, which replaced the Previous Credit Agreement.

(b)

In October of 2018, we acquired certain assets of OrderUp for $18.5 million, of which $11.8 million was paid in cash at closing and the remaining $6.7 million, included in other accruals on the consolidated balance sheets as of December 31, 2018, will be paid to the sellers in 2019.

(c)

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

_________________________________________________________

We also have accrued management bonuses as of December 31, 2018, included in accrued payroll on the consolidated balance sheets, which are expected to be paid in the first quarter of 2019.

Acquisitions of Businesses and Other Intangible Assets

On November 7, 2018, we acquired Tapingo and on September 13, 2018, we acquired LevelUp. We paid an aggregate of $518.6 million in cash to acquire LevelUp and Tapingo, net of cash acquired of $7.5 million, non-cash consideration of $3.0 million and a net working capital adjustment receivable of $0.1 million. See Part II, Item 8, Note 4, Acquisitions, for additional details.

In October of 2018, we completed the acquisition of substantially all of the restaurant and diner network assets of OrderUp for $18.5 million, of which $11.8 million was paid in cash at closing and the remaining $6.7 million will be paid in 2019. We previously acquired certain specified assets of OrderUp for $20.1 million in September of 2017. We paid an aggregate of $25.1 million related to the acquisition of these and certain other intangibles during the year ended December 31, 2017. See Part II, Item 8, Note 6, Goodwill and Acquired Intangible Assets, for additional details.

On October 10, 2017, we acquired all of the issued and outstanding equity interests of Eat24. On August 23, 2017, we acquired substantially all of the assets and certain expressly specified liabilities of Foodler. We paid an aggregate of $332.6 million in cash to acquire Eat24 and Foodler, net of cash acquired of $0.1 million and non-cash consideration of $0.3 million.

On May 5, 2016, we acquired LABite for $65.8 million in cash, net of cash acquired of $2.6 million.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

We are exposed to interest rate risk on our outstanding borrowings of $342.3 million under the Credit Agreement as of the date of this filing. Under the Credit Agreement, the loans bear interest, at our option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.125% and 1.750% and in the case of alternate base rate loans is between 0.125% and 0.750%, and in each case, is based upon our consolidated senior secured net leverage ratio (as defined in the Credit Agreement). We do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. We assess market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income and cash flows. As our investment portfolio is short-term in nature, management does not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair value of our portfolio, and therefore management does not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that we would need to sell our investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the consolidated statements of operations. See Part II, Item 8, Note 5, Marketable Securities, in this Annual Report on Form 10-K, for additional details.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition.

Risks Related to Market Conditions

We perform our annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of December 31, 2018, we had $1,019.2 million in goodwill on the consolidated balance sheets.

Based on our annual and interim assessments, management concluded that as of December 31, 2018, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. For further details of our interim and annual assessments, see the discussion above in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K concerning goodwill. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Contingencies

For a discussion of certain litigation involving our Company, see Part II, Item 8, Note 8, Commitments and Contingencies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a description of the various accounting standards adopted during the year ended December 31, 2018. Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk. We discuss risk management in various places throughout this document, including discussions in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K concerning Quantitative and Qualitative Disclosures about Market Risk.

Item 8:	Financial Statements and Supplementary Data

GRUBHUB INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$1,007,257	$683,067	$493,331
Costs and expenses:
Operations and support	454,321	269,453	171,756
Sales and marketing	214,290	150,730	110,323
Technology (exclusive of amortization)	82,278	56,263	42,454
General and administrative	85,465	65,023	50,482
Depreciation and amortization	85,940	51,848	35,193
Total costs and expenses	922,294	593,317	410,208
Income from operations	84,963	89,750	83,123
Interest (income) expense - net	3,530	102	(729)
Income before provision for income taxes	81,433	89,648	83,852
Income tax (benefit) expense	2,952	(9,335)	34,295
Net income attributable to common stockholders	$78,481	$98,983	$49,557
Net income per share attributable to common stockholders:
Basic	$0.88	$1.15	$0.58
Diluted	$0.85	$1.12	$0.58
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	89,447	86,297	85,069
Diluted	92,354	88,182	86,135

GRUBHUB INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$78,481	$98,983	$49,557
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(663)	850	(1,474)
COMPREHENSIVE INCOME	$77,818	$99,833	$48,083

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$211,245	$234,090
Short-term investments	14,084	23,605
Accounts receivable, less allowances for doubtful accounts	110,855	87,377
Income tax receivable	9,949	8,593
Prepaid expenses and other current assets	17,642	6,818
Total current assets	363,775	360,483
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	119,495	71,384
OTHER ASSETS:
Other assets	14,186	6,487
Goodwill	1,019,239	589,862
Acquired intangible assets, net of amortization	549,013	515,553
Total other assets	1,582,438	1,111,902
TOTAL ASSETS	$2,065,708	$1,543,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$127,344	$119,922
Accounts payable	26,656	7,607
Accrued payroll	18,173	13,186
Taxes payable	422	3,109
Short-term debt	6,250	3,906
Other accruals	44,323	26,818
Total current liabilities	223,168	174,548
LONG-TERM LIABILITIES:
Deferred taxes, non-current	46,383	74,292
Other accruals	18,270	7,468
Long-term debt	335,548	169,645
Total long-term liabilities	400,201	251,405
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of December 31, 2018 and December 31, 2017; issued and outstanding: no shares as of December 31, 2018 and December 31, 2017.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at December 31, 2018 and December 31, 2017; issued and outstanding: 90,756,548 and 86,790,624 shares as of December 31, 2018 and December 31, 2017, respectively	9	9
Accumulated other comprehensive loss	(1,891)	(1,228)
Additional paid-in capital	1,094,866	849,043
Retained earnings	349,355	269,992
Total Stockholders’ Equity	$1,442,339	$1,117,816
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,065,708	$1,543,769

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,481	$98,983	$49,557
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	21,647	11,775	8,921
Bad debt expense	941	1,424	1,102
Deferred taxes	1,724	(31,179)	1,027
Amortization of intangible assets and developed software	64,293	40,073	26,272
Stock-based compensation	55,261	32,748	23,559
Deferred rent	4,974	849	1,286
Tenant allowance amortization	(837)	(135)	(159)
Amortization of deferred loan costs	715	487	365
Other	(241)	(168)	(612)
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(6,092)	(26,236)	(12,027)
Income taxes receivable	(1,356)	(1,597)	(5,461)
Prepaid expenses and other assets	(16,270)	5,516	(8,663)
Restaurant food liability	2,921	8,576	16,451
Accounts payable	11,160	(4,244)	(3,204)
Accrued payroll	3,621	5,537	1,819
Other accruals	4,585	11,735	(2,453)
Net cash provided by operating activities	225,527	154,144	97,780
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(517,909)	(333,301)	(65,849)
Purchases of investments	(57,197)	(154,758)	(226,694)
Proceeds from maturity of investments	67,166	215,983	284,662
Capitalized website and development costs	(31,180)	(21,325)	(12,809)
Purchases of property and equipment	(43,033)	(18,971)	(24,087)
Acquisition of other intangible assets	(11,851)	(25,147)	(250)
Other cash flows from investing activities	—	557	(492)
Net cash used in investing activities	(594,004)	(336,962)	(45,519)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	200,000	—	—
Proceeds from borrowings under the credit facility	222,000	200,000	—
Repayments of borrowings under the credit facility	(53,906)	(25,781)	—
Repurchases of Common Stock	—	—	(14,774)
Proceeds from exercise of stock options	14,190	16,375	13,468
Excess tax benefits related to stock-based compensation	—	—	24,906
Taxes paid related to net settlement of stock-based compensation awards	(35,599)	(10,556)	(2,779)
Payments for debt issuance costs	—	(1,979)	(1,477)
Net cash provided by financing activities	346,685	178,059	19,344
Net change in cash, cash equivalents, and restricted cash	(21,792)	(4,759)	71,605
Effect of exchange rates on cash, cash equivalents and restricted cash	(645)	784	(1,394)
Cash, cash equivalents, and restricted cash at beginning of year	238,239	242,214	172,003
Cash, cash equivalents, and restricted cash at end of the year	$215,802	$238,239	$242,214
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$7,895	$19,148	$8,722
Capitalized property, equipment and website and development costs in accounts payable at period end	7,463	2,960	2,583
Net working capital adjustment receivable	127	737	—
Fair value of equity awards assumed on acquisition	2,966	274	—
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$211,245	$234,090	$239,528
Restricted cash included in prepaid expenses and other current assets	1,398	—	—
Restricted cash included in other assets	3,159	4,149	2,686
Total cash, cash equivalents, and restricted cash	$215,802	$238,239	$242,214
(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common stock			Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	APIC	Income (Loss)	Earnings	Equity
Balance December 31, 2015	84,979,869	$8	$759,292	$(604)	$118,900	$877,596
Net income	—	—	—	—	49,557	49,557
Currency translation	—	—	—	(1,474)	—	(1,474)
Stock-based compensation	—	—	25,619	—	—	25,619
Tax benefit related to stock-based compensation	—	—	24,906	—	—	24,906
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,523,952	1	13,467	—	—	13,468
Repurchases of common stock	(724,473)	—	(14,774)	—	—	(14,774)
Shares repurchased and retired to satisfy tax withholding upon vesting	(87,015)	—	(2,779)	—	—	(2,779)
Balance at December 31, 2016	85,692,333	9	805,731	(2,078)	168,457	972,119
Net income	—	—	—	—	98,983	98,983
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	2,552	2,552
Currency translation	—	—	—	850	—	850
Stock-based compensation	—	—	37,219	—	—	37,219
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,331,083	—	16,375	—	—	16,375
Issuance of common stock, acquisitions	—	—	274	—	—	274
Shares repurchased and retired to satisfy tax withholding upon vesting	(232,792)	—	(10,556)	—	—	(10,556)
Balance at December 31, 2017	86,790,624	9	849,043	(1,228)	269,992	1,117,816
Net income	—	—	—	—	78,481	78,481
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	882	882
Currency translation	—	—	—	(663)	—	(663)
Stock-based compensation	—	—	64,266	—	—	64,266
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,512,426	—	14,190	—	—	14,190
Issuance of common stock, investments	2,820,464	—	200,000	—	—	200,000
Issuance of common stock, acquisitions	—	—	2,966	—	—	2,966
Shares repurchased and retired to satisfy tax withholding upon vesting	(366,966)	—	(35,599)	—	—	(35,599)
Balance at December 31, 2018	90,756,548	$9	$1,094,866	$(1,891)	$349,355	$1,442,339

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Notes to Consolidated Financial Statements

1. Organization

Grubhub Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as the “Company”) provide an online and mobile takeout marketplace for restaurant pick-up and delivery orders. The Company connects diners and restaurants through restaurant technology and easy-to-use platforms. Diners enter their delivery address or use geo-location within the mobile applications and the Company displays the menus and other relevant information for restaurants in its network. Orders may be placed directly online, via mobile applications or over the phone. The Company primarily charges the restaurant a per order commission that is largely fee based. In many markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”.

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

On January 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance under ASC Topic 605. See Recently Issued Accounting Pronouncements and Note 3, Revenue, below for additional details.

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the year ended December 31, 2018 related to revenue and the statement of cash flows.

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

Cash and Cash Equivalents

Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and that are so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The Company’s cash equivalents include only investments with original maturities of three months or less. The Company regularly maintains cash in excess of federally insured limits at financial institutions. Cash and cash equivalents excludes the Company’s restricted cash balances of $4.6 million and $4.1 million as of December 31, 2018 and 2017, respectively, which are included within prepaid expenses and other current assets and other long term assets on the consolidated balance sheets.

Marketable Securities

Marketable securities consist primarily of commercial paper and investment grade U.S. and non-U.S.-issued corporate debt securities. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Marketable securities with original maturities of three months or less are included in cash and cash equivalents and marketable securities with original maturities greater than three months, but less than one year, are included in short term investments on the consolidated balance sheets. The Company determines the classification of its marketable securities as available-for-sale or held-to-maturity at the time of purchase and reassesses these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent to hold the securities to maturity. Held-to-maturity securities are stated at

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

amortized cost and are periodically assessed for other-than-temporary impairment. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity, which is recognized as interest income within net interest (income) expense in the consolidated statements of operations. Interest income is recognized when earned.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments. The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars. Assets and liabilities are translated at period end rates of exchange, and revenue and expenses are translated using average rates of exchange. The resulting gain or loss is included in accumulated other comprehensive loss on the consolidated balance sheets.

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

Accounts Receivable, Net

See Note 3, Revenue, below for a description of the Company’s accounts receivable accounting policy.

Advertising Costs

Advertising costs are generally expensed as incurred in connection with the requisite service period. Certain advertising production costs are capitalized and expensed when the advertisement first takes place. For the years ended December 31, 2018, 2017 and 2016, expenses attributable to advertising totaled approximately $170.3 million, $107.2 million and $75.5 million, respectively. Advertising costs are recorded in sales and marketing expense on the Company’s consolidated statements of operations.

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
•

Expected dividend yields. Expected dividend yields are based on our historical dividend payments, which have been zero to date (excluding the preferred stock tax distributions made by Seamless Holdings prior to 2015).

•

Volatility. Beginning in the first quarter of 2018, expected volatility is based on the historical and implied volatilities of the Company’s own common stock. Prior to 2018, the expected stock price volatility was based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of our common

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

stock due to our limited trading history as there was no active external or internal market for our common stock prior to the Company’s initial public offering in April 2014.
•

Expected term. Beginning in the first quarter of 2017, the expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. Prior to 2017, the Company applied a simplified method which estimated the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award due to insufficient historical exercise data as a result of the limited period of time stock-based awards had been exercisable.

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

See Note 10, Stock-Based Compensation, for the weighted-average assumptions used to estimate the fair value of options granted during the years ended December 31, 2018, 2017 and 2016.

Prior to the adoption of Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) in 2017, the Company elected to use the with-and-without method in determining the order in which tax attributes are utilized. As a result, the Company only recognized a tax benefit for stock-based awards in additional paid-in capital if an incremental tax benefit was realized after all other tax attributes available to the Company had been utilized. Beginning in the first quarter of 2017, the Company recognizes tax benefits and deficiencies for stock-based awards in income tax (benefit) expense within the consolidated statements of operations. See Note 10, Stock-Based Compensation, for further discussion.

Income Tax (Benefit) Expense

Income tax (benefit) expense is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. The Company records a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. As of December 31, 2018 and 2017, a valuation allowance of $23.8 million and $4.8 million, respectively, was recorded on the Company’s consolidated balance sheets. See Note 11, Income Taxes, for additional information.

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

Due to the reduced cost of repatriating unremitted earnings as a result of U.S. tax legislation signed into law in December of 2017, the Tax Cuts and Jobs Act (the “Tax Act”), the Company plans to repatriate cash from the U.K. to the U.S. The Company estimated no additional tax liability as of December 31, 2018 and 2017 as there are no applicable withholding taxes for the transaction. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiary. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes in these judgments and the need to record additional tax liabilities.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company includes interest and penalties related to tax contingencies in the provision for income taxes in the consolidated statements of operations. Management does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment. The Company evaluates intangible assets with finite and indefinite useful lives and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. If management determines in its qualitative assessment that it is more likely than not that the assets may not be recoverable, the recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and indefinite-lived intangible assets and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended December 31, 2018, 2017 or 2016.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated useful life of the application. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in depreciation and amortization in the consolidated statements of operations. The Company capitalized $41.1 million, $26.0 million and $15.6 million of website development costs during the years ended December 31, 2018, 2017 and 2016, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that consider a number of factors, including valuations performed by third-party appraisers. As of December 31, 2018, the Company had $1,019.2 million in goodwill on its consolidated balance sheets. The Company assesses the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that goodwill may be impaired. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment at September 30 of each year. The Company has one reporting unit in testing goodwill for impairment.

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

Management determined the fair value of the Company as of September 30, 2018 by using a market-based approach that utilized our market capitalization, as adjusted for factors such as a control premium. After consideration of the Company’s market capitalization, business growth and other factors, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount at September 30, 2018 and that further analysis was not required.

Additionally, as part of the interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended December 31, 2018 compared to expected results. Management also considered how the Company’s market capitalization, business growth and other factors used in the September 30, 2018 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of the Company’s stock has decreased since September 30, 2018. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of December 31, 2018, there were no events or changes in circumstances that indicated it was more likely than not that the Company’s fair value was below its carrying value.

The Company determined there was no goodwill impairment during the years ended December 31, 2018, 2017 and 2016. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the Company’s fair value and could result in a material impairment of goodwill.

Debt Issuance Costs

The Company has incurred debt issuance costs in connection with its debt facilities and related amendments. Amounts paid directly to lenders are classified as issuance costs. Commitment fees and other costs directly associated with obtaining credit facilities are deferred financing costs which are recorded in the consolidated balance sheets and amortized over the term of the facility. The Company allocates deferred debt issuance costs incurred for its current credit facility between the revolver and term loan based on their relative borrowing capacity. Deferred debt issuance costs associated with the revolving credit facility are recorded within other assets and those associated with the term loan are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized using the effective interest rate method to interest expense within net interest (income) expense on the Company’s consolidated statements of operations. See Note 9, Debt, for additional details.

Fair Value

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 15, Fair Value Measurement, for details of the fair value hierarchy and the related inputs used by the Company.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. For the years ended December 31, 2018, 2017 and 2016, the Company had no customers which accounted for more than 10% of revenue or accounts receivable.

Revenue Recognition

See Note 3, Revenue, below for a description of the Company’s revenue recognition policy.

Deferred Rent

For the Company’s operating leases, the Company recognizes rent expenses on a straight-line basis over the terms of the leases. Accordingly, the Company records the difference between cash rent payments and the recognition of rent expenses as a deferred rent liability within other accruals in the consolidated balance sheets. The Company also has landlord-funded leasehold improvements that are recorded as tenant allowances, which are being amortized as a reduction of rent expense over the noncancelable terms of the operating leases. Deferred rent and tenant allowances recorded as of December 31, 2018 will be impacted by changes in accounting pronouncements that became effective in the first quarter of 2019. See Recently Issued Accounting Pronouncements below for additional information.

Segments

The Company has one reportable segment, which has been identified based on how the chief operating decision maker manages the business, makes operating decisions and evaluates operating performance.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in hosting arrangements that are service contracts and that include an internal-use software license with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The Company early adopted ASU 2018-15 beginning in the third quarter of 2018. The amendments have been applied prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 has not had and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 was

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

effective for and adopted by the Company beginning in the first quarter of 2018 on a prospective basis. The adoption of ASU 2017-09 has not had and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which established Accounting Standards Codification Topic 842 (“ASC Topic 842”). Under ASC Topic 842, a lessee will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease under ASU 2016-02 will not significantly change from current GAAP. ASU 2016-02 is effective beginning in the first quarter of 2019 with early adoption permitted. In July 2018, the FASB issued Accounting Standards Update No. 2018-11 “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in the first quarter of 2019. The Company will apply the optional transition relief method and has elected the optional practical expedient package, which includes retaining the current classification of leases. Under ASC Topic 842, the Company expects to record in the consolidated balances sheets as of January 1, 2019, right of use assets and lease liabilities for operating leases entered into prior to December 31, 2018 of approximately $80 million to $95 million. The adoption of ASC Topic 842 has a significant impact on the Company’s consolidated financial position, but management anticipates that it will have no material impact to its results of operations or cash flows.

In May 2014, and in subsequent updates, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific requirements. ASC Topic 606 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC Topic 606 was effective for and adopted by the Company in the first quarter of 2018. The Company applied the modified retrospective approach to contracts which were not completed as of January 1, 2018. The adoption of ASC Topic 606 did not have and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows or its business processes, systems and controls.

The adoption of ASC Topic 606 resulted in an increase in revenues of $1.2 million for the year ended December 31, 2018 and primarily had the following impact on the Company’s financial statements:

•

Beginning in January 1, 2018, the Company defers the incremental costs of obtaining contracts as contract acquisition assets resulting in a net decrease of $9.0 million in sales and marketing expense in the consolidated statements of operations for the year ended December 31, 2018 and corresponding increase in other assets on the consolidated balance sheets. Contract acquisition assets are amortized to sales and marketing expense in the consolidated statements of

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

operations over the period in which services are expected to be provided to the customer, which is estimated to be approximately 4 years. Prior to the adoption of ASC Topic 606, the cost of obtaining a contract was recognized as it was incurred.

•

Beginning in the first quarter of 2018, the Company recognizes revenue from estimated unredeemed gift cards that are not subject to unclaimed property laws over the expected customer redemption period, rather than when the likelihood of redemption became remote. The Company recorded a cumulative-effect adjustment to opening retained earnings as of January 1, 2018 of $0.9 million related to unredeemed gift cards, breakage income of $1.1 million in revenues in the consolidated statements of operations during the year ended December 31, 2018 and a corresponding decrease in other accruals of $2.0 million on the consolidated balance sheets.

•

Changes in the timing of revenue recognition under ASC Topic 606 related to incentives, refunds and adjustments resulted in a $0.1 million increase in revenues in the consolidated statements of operations during the year ended December 31, 2018.

•

The adoption of ASC Topic 606 had no impact to the Company’s total net cash provided by or used in operations, investing or financing activities within the Company’s consolidated statement of cash flows for the year ended December 31, 2018.

See Note 3, Revenue, for additional details.

3. Revenue

Revenues are recognized when control of the promised goods or services is transferred to the customer, in the amount that reflects the consideration the Company expects to receive in exchange for those good or services.

The Company generates revenues primarily when diners place an order on the Platform through its mobile applications, its websites, or through third-party websites that incorporate the Company’s API or one of the Company’s listed phone numbers. Restaurants generally pay a commission, typically a percentage of the transaction, on orders that are processed through the Platform. Most of the restaurants on the Company’s Platform can choose their level of commission rate, at or above a base rate. A restaurant can choose to pay a higher rate that affects its prominence and exposure to diners on the Platform. Additionally, restaurants on the Platform that use the Company’s delivery services pay an additional commission for the use of those services. The Company may also charge a delivery or other convenience fee directly to the diner.

Revenues from online and phone pick-up and delivery orders are recognized when the orders are transmitted to the restaurants, including revenues for managed delivery services due to the simultaneous nature of the Company’s delivery operations. The amount of revenue recognized by the Company is based on the arrangement with the related restaurant and is adjusted for any expected refunds or adjustments, which are estimated using an expected value approach based on historical experience and any cash credits related to the transaction, including incentive offers provided to restaurants and diners. The Company also recognizes as revenue any fees charged to the diner for delivery or convenience services provided by the Company. Although the Company processes and collects the entire amount of the transaction with the diner, it records revenue for transmitting orders to restaurants on a net basis because the Company is acting as an agent for takeout orders, which are prepared by the restaurants. The Company is the principal in the transaction with respect to credit card processing and managed delivery services because it controls the respective services. As a result, costs incurred for processing the credit card transactions and providing delivery services are included in operations and support expense in the consolidated statements of operations.

The Company periodically provides incentive offers to restaurants and diners to use our platform. These promotions are generally cash credits to be applied against purchases. These incentive offers are recorded as a reduction in revenues, generally on the date the corresponding order revenue is recognized. For those incentives that create an obligation to discount current or future orders, management applies judgment in allocating the incentives that are expected to be redeemed proportionally to current and future orders based on their relative expected transaction prices.

The Company derives some revenues from mobile application development professional services and access to the respective order ahead platforms and related services. Revenues for professional services and related platform access fees are generally recognized ratably over the subscription period beginning on the date the platform access becomes available to the customer. Revenues for certain professional services may be recognized in full once the services are performed if they are distinct. The Company also generates a small amount of revenues directly from companies that participate in our corporate ordering program and by selling advertising to third parties on our allmenus.com website. The Company does not anticipate that the foregoing will generate a material portion of our revenues in the foreseeable future.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

Accounts Receivable, Net

Accounts receivable primarily represent the net cash due from the Company’s payment processors for cleared transactions and amounts owed from corporate and other institutional customers and Enterprise restaurants, which are generally invoiced on a monthly basis. The carrying amount of the Company’s receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of amounts that will not be collected. These uncollected amounts are generally not recovered from the restaurants. The allowance is recorded through a charge to bad debt expense which is recognized within general and administrative expense in the consolidated statements of operations. The allowance is based on historical loss experience and any specific risks, current or forecasted, identified in collection matters.

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

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows:

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$1,513	$1,229
Additions (reductions) to expense	(23)	335
Write-offs, net of recoveries and other adjustments	(30)	(51)
Balance at end of period	$1,460	$1,513

Deferred Revenues

The Company’s deferred revenues consist primarily of gift card liabilities, certain incentive liabilities as well as customer billings for professional services recognized ratably over the subscription period. These amounts are included within other accruals on the consolidated balance sheets and are not material to the Company’s consolidated financial position. The majority of gift cards and incentives issued by the Company are redeemed within a year.

Contract Acquisition Costs

The Company defers the incremental costs of obtaining and renewing restaurant and corporate and campus program customer contracts, primarily consisting of commissions and bonuses and related payroll taxes, as contract acquisition assets within other assets on the consolidated balance sheets. Contract acquisition assets are amortized using the straight-line method to sales and marketing expense in the consolidated statements of operations over the useful life of the contract, which is estimated to be approximately 4 years based on anticipated customer renewals. During the year ended December 31, 2018, the Company deferred $10.3 million of contract acquisitions costs and amortized $1.3 million of related expense. No amounts were deferred prior to the adoption of ASC Topic 606 on January 1, 2018.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions

2018 Acquisitions

On November 7, 2018, the Company acquired all of the issued and outstanding shares of Tapingo Ltd. (“Tapingo”) for approximately $152.1 million, including $151.8 million of cash paid (net of cash acquired of $1.5 million), $0.4 million of other non-cash consideration and a net working capital adjustment receivable of $0.1 million. Tapingo is a leading platform for campus food ordering with direct integration into college meal plans and point of sale systems. The acquisition of Tapingo has enhanced the Company’s diner network on college campuses.

On September 13, 2018, the Company acquired SCVNGR, Inc. d/b/a LevelUp (“LevelUp”) for approximately $369.4 million, including $366.8 million of cash paid (net of cash acquired of $6.0 million) and $2.6 million of other non-cash consideration. LevelUp is a leading provider of mobile diner engagement and payment solutions for national and regional restaurant brands. The acquisition of LevelUp has simplified the Company’s integrations with restaurants’ systems, increased diner engagement and accelerated product development.

The Company assumed Tapingo and LevelUp employees’ unvested incentive stock option (“ISO”) awards as of the respective closing dates. Approximately $0.4 million and $2.6 million of the fair value of the assumed ISO awards granted to acquired Tapingo and LevelUp employees, respectively, was attributable to the pre-combination services of the awardees and was included in the respective purchase prices. These amounts are reflected within goodwill in the respective purchase price allocations. As of the respective acquisition dates, aggregate post-combination expense of approximately $21.4 million is expected to be recognized related to the combined assumed ISO awards over the remaining post-combination service periods.

The results of operations of Tapingo and LevelUp have been included in the Company’s financial statements since November 7, 2018 and September 13, 2018, respectively but did not have a material impact on the Company’s consolidated results of operations for the year ended December 31, 2018.

The excess of the consideration transferred in the acquisitions over the amounts assigned to the fair value of the net assets was recorded as goodwill, which represents the value of LevelUp’s technology team, the ability to simplify integrations with restaurants on the Company’s platform and the expanded breadth and depth of the Company’s network of diners and campus relationships. The total goodwill related to the acquisitions of Tapingo and LevelUp of $429.4 million is not deductible for income tax purposes.

The assets acquired and liabilities assumed of Tapingo and LevelUp were recorded at their estimated fair values as of the closing dates of November 7, 2018 and September 13, 2018, respectively. The purchase price allocation for Tapingo and LevelUp is subject to change within the measurement period as certain significant fair value estimates are subject to management review and approval. The following table summarizes the preliminary purchase price allocation acquisition-date fair values of the asset and liabilities acquired in connection with the Tapingo and LevelUp acquisitions:

	Tapingo	LevelUp	Total
	(in thousands)
Accounts receivable	$3,101	$6,201	$9,302
Prepaid expenses and other current assets	843	1,396	2,239
Property and equipment	—	895	895
Other assets	163	—	163
Restaurant relationships	11,279	10,217	21,496
Diner acquisition	—	3,912	3,912
Below-market lease intangible	—	2,205	2,205
Developed technology	9,755	20,107	29,862
Goodwill	133,383	295,994	429,377
Net deferred tax asset	(1,988)	31,621	29,633
Accounts payable and accrued expenses	(4,478)	(3,121)	(7,599)
Total purchase price net of cash acquired	$152,058	$369,427	$521,485
Net working capital adjustment receivable	127	—	127
Fair value of assumed ISOs attributable to pre-combination service	(372)	(2,594)	(2,966)
Net cash paid	$151,813	$366,833	$518,646

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

2017 Acquisitions

On October 10, 2017, the Company acquired all of the issued and outstanding equity interests of Eat24, LLC (“Eat24”), a wholly owned subsidiary of Yelp Inc., for approximately $281.7 million, including $281.4 million in net cash paid and $0.3 million of other non-cash consideration. Of such amount, $28.8 million will be held in escrow for an 18-month period after closing to secure the Company’s indemnification rights under the purchase agreement. Eat24 provides online and mobile food ordering for restaurants and diners across the United States. The acquisition expanded the breadth and depth of the Company’s national network of restaurant partners and active diners.

The Company granted restricted stock unit (“RSU”) awards to acquired Eat24 employees in replacement of their unvested equity awards as of the closing date. Approximately $0.3 million of the fair value of the replacement RSU awards granted to acquired Eat24 employees was attributable to the pre-combination services of the Eat24 awardees and was included in the $281.7 million purchase price. This amount is reflected within goodwill in the purchase price allocation. As of the acquisition date, post-combination expense of approximately $4.1 million was expected to be recognized related to the replacement awards over the remaining post-combination service period.

On August 23, 2017, the Company acquired substantially all of the assets and certain expressly specified liabilities of A&D Network Solutions, Inc. and Dashed, Inc. (collectively, “Foodler”). The purchase price for Foodler was $51.1 million in cash, net of cash acquired of $0.1 million. Foodler is an independent online food-ordering company with an established diner base in the Northeast United States. The acquisition expanded the breadth and depth of the Company’s restaurant network, active diners and delivery network.

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

The assets acquired and liabilities assumed of Eat24 and Foodler were recorded at their estimated fair values as of the respective closing dates of October 10, 2017 and August 23, 2017. The following table summarizes the final purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the Eat24 and Foodler acquisitions:

	Eat24	Foodler	Total
	(in thousands)
Accounts receivable	$8,267	$307	$8,574
Prepaid expenses and other current assets	221	—	221
Property and equipment	1,113	—	1,113
Restaurant relationships	126,232	35,217	161,449
Diner acquisition	35,226	1,354	36,580
Trademarks	2,225	74	2,299
Developed technology	2,559	1,955	4,514
Goodwill	135,955	17,452	153,407
Accounts payable and accrued expenses	(30,082)	(5,237)	(35,319)
Total purchase price net of cash acquired	$281,716	$51,122	$332,838
Fair value of replacement RSUs attributable to pre-combination service	(274)	—	(274)
Net cash paid	$281,442	$51,122	$332,564

2016 Acquisitions

On May 5, 2016, the Company acquired all of the issued and outstanding stock of KMLEE Investments Inc. and LABite.com, Inc. (collectively, “LABite”). The purchase price for LABite was $65.8 million in cash, net of cash acquired of $2.6 million. LABite provides online and mobile food ordering and delivery services for restaurants in numerous western and southwestern cities of the United States. The acquisition expanded the Company’s restaurant, diner and delivery networks.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

The assets acquired and liabilities assumed of LABite were recorded at their estimated fair values as of the closing date of May 5, 2016. The following table summarizes the final purchase price allocation acquisition-date fair values of the assets and liabilities acquired in connection with the LABite acquisition:

(in thousands)
Accounts receivable	$2,320
Prepaid expenses and other assets	68
Restaurant relationships	46,513
Property and equipment	257
Developed technology	1,731
Goodwill	40,235
Trademarks	440
Accounts payable and accrued expenses	(6,303)
Net deferred tax liability	(19,412)
Total purchase price net of cash acquired	$65,849

Additional Information

The estimated fair values of the intangible assets acquired were determined based on a combination of the income, cost, and market approaches to measure the fair value of the restaurant relationships, diner acquisition, developed technology and trademarks as follows:

Valuation Method
	Tapingo	LevelUp	Eat24	Foodler
Restaurant relationships	Multi-period excess earnings	With or without comparative business valuation	Multi-period excess earnings	Multi-period excess earnings
Diner acquisition	n/a	Cost to recreate	Cost to recreate	Cost to recreate
Developed technology	Cost to recreate	Multi-period excess earnings	Cost to recreate	Cost to recreate
Trademark	n/a	n/a	Relief from royalty	Relief from royalty

The fair value of the LevelUp below market lease was measured based on the present value of the difference between the contractual amounts to be paid pursuant to the lease and an estimate of current fair market lease rates measured over the non-cancelable remaining term of the lease.

These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the consolidated statements of operations for the year ended December 31, 2018, 2017 and 2016 of $6.9 million, $5.6 million, and $2.0 million, respectively.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Pro Forma (unaudited)

The following unaudited pro forma information presents a summary of the operating results of the Company for the years ended December 31, 2018 and 2017 as if the acquisitions of Tapingo, LevelUp, Eat24, and Foodler had occurred as of January 1 of the year prior to acquisition:

	Year Ended December 31,
	2018	2017
	(in thousands, except per share data) (unaudited)
Revenues	$1,041,811	$782,895
Net income	55,975	41,008
Net income per share attributable to common shareholders:
Basic	$0.63	$0.48
Diluted	$0.61	$0.46

The pro forma adjustments that reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred, stock-based compensation expense for replacement awards, interest expense for transaction financings and other adjustments, as well as the pro forma tax impact of such adjustments for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
	(in thousands) (unaudited)
Depreciation and amortization	$4,893	$16,588
Transaction costs	(6,923)	1,293
Stock-based compensation	3,748	7,200
Interest expense	1,601	5,358
Other	—	4,690
Income tax benefit	(1,548)	(15,098)

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

5. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$12,097	$—	$(21)	$12,076
Corporate bonds	870	—	—	870
Short-term investments
Commercial paper	13,334	—	(88)	13,246
Corporate bonds	750	—	—	750
Total	$27,051	$—	$(109)	$26,942

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$39,979	$—	$(43)	$39,936
Corporate bonds	1,250	—	—	1,250
Short-term investments
Commercial paper	21,480	—	(99)	21,381
Corporate bonds	2,125	—	(1)	2,124
Total	$64,834	$—	$(143)	$64,691

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of December 31, 2018. Approximately $40 million of the Company’s marketable securities matured during the year ended December 31, 2018, which was invested in other interest-bearing accounts upon maturity.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$25,322	$(109)	$—	$—	$25,322	$(109)
Corporate bonds	750	—	—	—	750	—
Total	$26,072	$(109)	$—	$—	$26,072	$(109)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$61,317	$(142)	$—	$—	$61,317	$(142)
Corporate bonds	3,374	(1)	—	—	3,374	(1)
Total	$64,691	$(143)	$—	$—	$64,691	$(143)

The Company recognized interest income during the years ended December 31, 2018, 2017 and 2016 of $4.0 million, $2.0 million and $1.3 million, respectively, within net interest (income) expense on the consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 15, Fair Value Measurement, for further details).

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$494,278	$(103,457)	$390,821	$457,580	$(76,852)	$380,728
Diner acquisition	47,541	(10,306)	37,235	40,247	(1,906)	38,341
Developed technology	38,385	(10,247)	28,138	8,523	(6,418)	2,105
Trademarks	2,225	(2,225)	—	2,225	(402)	1,823
Below-market lease intangible	2,206	(124)	2,082	—	—	—
Other	3,676	(2,615)	1,061	6,888	(4,008)	2,880
Total amortizable intangible assets	588,311	(128,974)	459,337	515,463	(89,586)	425,877
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$677,987	$(128,974)	$549,013	$605,139	$(89,586)	$515,553

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2018 were adjusted by $3.2 million and $2.5 million, respectively, for certain assets that were no longer in use. Amortization expense for acquired intangible assets was $42.5 million, $28.1 million and $20.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of the acquired below-market lease intangible is recognized as rent expense within the consolidated statements of operations.

The changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017 were as follows.

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2016	$436,455	$—	$436,455
Acquisitions	153,407	—	153,407
Balance as of December 31, 2017	$589,862	$—	$589,862
Acquisitions	429,377	—	429,377
Balance as of December 31, 2018	$1,019,239	$—	$1,019,239

 In October 2018, the Company completed the acquisition of substantially all of the restaurant and diner network assets of OrderUp, Inc. (“OrderUp”). OrderUp provides online and mobile food ordering for restaurants across the United States. The Company previously completed the acquisition of certain assets of OrderUp from Groupon, Inc. in September 2017.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2018, the Company recorded additions to acquired intangible assets of $76.1 million as a result of the acquisitions of LevelUp and Tapingo and the acquisition of certain assets of OrderUp. During the year ended December 31, 2017, the Company recorded additions to acquired intangible assets of $230.0 million as a result of the acquisitions of Eat24 and Foodler, the acquisition of certain assets of OrderUp and payments made to Zoomer, Inc. The components of the acquired intangible assets added during the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	Weighted-Average Amortization Period	Amount	Weighted-Average Amortization Period
	(in thousands)	(years)	(in thousands)	(years)
Restaurant relationships	$36,697	17.5	$177,929	19.3
Developed technology	29,862	4.7	4,514	0.5
Diner acquisition	7,294	5.0	40,247	5.0
Below-market lease intangible	2,205	5.8	—
Trademarks	—		2,299	1.2
Other	—		5,000	2.8
Total	$76,058		$229,989

Estimated future amortization expense of acquired intangible assets as of December 31, 2018 was as follows:

(in thousands)
2019	$47,445
2020	44,770
2021	39,120
2022	37,150
2023	30,644
Thereafter	260,208
Total	$459,337

As of December 31, 2018, the estimated remaining weighted-average useful life of the Company’s acquired intangibles was 13.9 years. The Company recognizes amortization expense for acquired intangibles on a straight-line basis.

7. Property and Equipment

The components of the Company’s property and equipment as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Developed software	$90,302	$52,041
Computer equipment	50,767	31,601
Leasehold improvements	39,550	23,400
Furniture and fixtures	10,801	6,857
Purchased software and digital assets	4,696	2,881
Construction in progress	1,976	—
Property and equipment	198,092	116,780
Accumulated depreciation and amortization	(78,597)	(45,396)
Property and equipment, net	$119,495	$71,384

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the years ended December 31, 2018, 2017 and 2016 of $21.6 million, $11.7 million and $8.9 million, respectively. The gross carrying amount and accumulated amortization of the Company’s leasehold improvements, developed software, furniture and fixtures and purchased software and digital assets as of December 31, 2018 were adjusted in aggregate by $10.3 million and $9.8 million, respectively, for certain assets that were no longer in use.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company capitalized developed software costs of $41.1 million, $26.0 million and $15.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2018, 2017 and 2016 was $21.8 million, $12.0 million and $5.4 million, respectively.

 8. Commitments and Contingencies

Office Facility Leases

As of December 31, 2018, the Company had various operating lease agreements for its office facilities which expire at various dates through September 2029. The terms of the lease agreements provide for rental payments on a graduated basis. For its primary operating leases, the Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal for a period of five years. The Company recognizes rent expense on a straight-line basis over the lease term.

Rental expense, primarily for leased office space under the operating lease commitments, was $13.1 million, $7.5 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under the Company’s operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(in thousands)
2019	$13,009
2020	14,874
2021	14,243
2022	12,219
2023	12,220
Thereafter	57,503
Total	$124,068

The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees.

Legal

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Grubhub Holdings Inc., in the U.S. District Court for the Southern District of California (the “Court”), Case No. 3:11-cv-1810 (“’1810 action”). Ameranth subsequently initiated additional actions for infringement of a related patent, including separate actions against Grubhub Holdings Inc., Case No. 3:12-cv-739, and Seamless North America, LLC, Case No. 3:12-cv-737, which were consolidated along with approximately 40 other cases Ameranth filed in the same district.

In September 2018, the district court granted summary judgment (on another defendant’s motion) of unpatentability on the sole remaining patent and vacated the December 3, 2018 jury trial date for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. In October 2018, the district court entered final judgment on all claims in the case in which summary judgment was granted, and then stayed the remaining cases (including the cases against Grubhub and Seamless). Ameranth then appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of December 31, 2018, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

In addition to the matter described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities, including labor and employment claims, some of which relate to the alleged misclassification of independent contractors. In September 2015, a claim was brought in the United States District Court for the Northern District of California under the Private Attorneys General Act by an individual plaintiff on behalf of himself and seeking to represent other drivers and the State of California. The claim sought monetary penalties and injunctive relief for alleged violations of

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

the California Labor Code based on the alleged misclassification of drivers as independent contractors. A decision was issued on February 8, 2018, and the court ruled in favor of the Company, finding that plaintiff was properly classified as an independent contractor. In March 2018, the plaintiff appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. The Company does not believe any of the foregoing claims will have a material impact on its consolidated financial statements. However, there is no assurance that any claim will not be combined into a collective or class action.

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

9. Debt

The following table summarizes the carrying value of the Company’s debt as of December 31, 2018:

	December 31, 2018	December 31, 2017
	(in thousands)
Term loan	$120,312	$124,219
Revolving loan	222,000	50,000
Total debt	$342,312	$174,219
Less current portion	(6,250)	(3,906)
Less unamortized deferred debt issuance costs	(514)	(668)
Long-term debt	$335,548	$169,645

On October 10, 2017, the Company entered into a credit agreement which provided, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $125 million (the “Previous Credit Agreement”). In addition, the Company was permitted to incur up to $150 million of incremental revolving loans or incremental term loans pursuant to the terms and conditions of the Previous Credit Agreement. The credit facility under the Previous Credit Agreement was due to expire on October 9, 2022. There were no changes in the terms of the Previous Credit Agreement during the year ended December 31, 2018, however, the Company refinanced the Previous Credit Agreement on February 6, 2019 (see Note 16, Subsequent Events, for additional details).

During the year ended December 31, 2018, the Company borrowed $222.0 million of revolving loans under the Previous Credit Agreement. The Company utilized the revolving loan proceeds to finance a portion of the purchase price and transaction costs in connection with the acquisitions of Tapingo and LevelUp. During the year ended December 31, 2018, the Company made principal payments of $53.9 million from cash on hand. As of December 31, 2018, outstanding borrowings under the Previous Credit Agreement were $342.3 million. The fair value of the Company’s outstanding debt approximates its carrying value as of December 31, 2018 (see Note 15, Fair Value Measurement, for additional details).

Under the Previous Credit Agreement, borrowings bore interest, at the Company’s option, based on LIBOR or an alternate base rate plus a margin. In the case of LIBOR loans, the margin ranged between 1.25% and 2.00% and, in the case of alternate base rate loans, between 0.25% and 1.0%, in each case, based upon the Company’s consolidated leverage ratio (as defined in the Previous Credit Agreement). The Company was also required to pay a commitment fee on the undrawn portion available under the revolving loan facility of between 0.20% and 0.30% per annum, based upon the Company’s consolidated leverage ratio.

As of December 31, 2018 and 2017, total unamortized debt issuance costs of $1.9 million and $2.6 million, respectively, were recorded as other assets and as a reduction of long-term debt on the consolidated balance sheets in proportion to the borrowing capacities of the revolving and term loans.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the Previous Credit Agreement. During the years ended December 31, 2018, 2017 and 2016, the Company recognized interest expense of $7.5 million, $2.1 million, and $0.6 million, respectively. The effective interest rate, including amortization of debt issuance costs and commitment fees, for borrowings under the Previous Credit Agreement for the years ended December 31, 2018 and 2017 was 3.82% and 3.00%, respectively.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The obligations under the Previous Credit Agreement and the guarantees were secured by a lien on substantially all of the tangible and intangible property of the Company and the domestic subsidiaries that are guarantors, and by a pledge of all of the equity interests of the Company’s domestic subsidiaries, subject to certain exceptions set forth in the Previous Credit Agreement.

The Previous Credit Agreement contained customary covenants that, among other things, required the Company to satisfy certain financial covenants and restricted the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. The Company was in compliance with the covenants as of December 31, 2018.

Future maturities of principal payments, excluding potential early payments, as of December 31, 2018 under the Previous Credit Agreement were as follows:

(in thousands)
2019	$6,250
2020	6,250
2021	7,031
2022	322,781
Total	$342,312

10. Stock-Based Compensation

In May 2015, the Company’s stockholders approved the Grubhub Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”), pursuant to which the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based and cash-based awards. On May 20, 2015, the Company filed a registration statement on Form S-8 to register up to 14,256,901 shares of common stock reserved for issuance pursuant to awards granted under the 2015 Plan. Effective May 20, 2015, no further grants will be made under the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”). As of December 31, 2018, there were 3,729,176 shares of common stock authorized and available for issuance pursuant to awards granted under the 2015 Plan. On November 7, 2018 and September 14, 2018, the Company filed registration statements on Form S-8 to register up to 91,338 and 236,414 shares of common stock reserved for issuance pursuant to unvested assumed stock options granted under the respective incentive plans previously established by Tapingo and LevelUp. No further grants will be made under the assumed Tapingo and LevelUp incentive plans. The Board of Directors of the Company and committee or subcommittee of the Board of Directors has discretion to establish the terms and conditions for grants, including, but not limited to, the number of shares and vesting and forfeiture provisions.

The Company has granted non-qualified and incentive stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock units and restricted stock awards. For all stock options outstanding as of December 31, 2018, the exercise price of the stock options equals the fair value of the stock option on the grant date. The stock options and restricted stock units vest over different lengths of time, but generally over 4 years, and are subject to forfeiture upon termination of employment prior to vesting. The maximum term for stock options issued to employees under the 2015 Plan, the 2013 Plan and the assumed Tapingo and LevelUp incentive plans is 10 years, and they expire 10 years from the date of grant. Compensation expense for stock options, restricted stock units and restricted stock awards is recognized ratably over the vesting period.

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

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $55.3 million, $32.7 million and $23.6 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, $169.4 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.9 years.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards and restricted stock units in excess of the deferred tax assets that were previously recorded. During the years ended December 31, 2018 and 2017, the Company recognized excess tax benefits from stock-based compensation of $15.9 million and $7.1 million, respectively, within income tax (benefit) expense on the consolidated statements of operations and within cash flows from operating activities on the consolidated statements of cash flows. During the year ended December 31, 2016, the Company reported excess tax benefits as a decrease in cash flows from operations and an increase in cash flows from financing activities of $24.9 million. The change in presentation of excess tax benefits effective for the years ended December 31, 2018 and 2017 is a result of the adoption of ASU 2016-09.

The Company capitalized stock-based compensation expense as website and software development costs of $9.0 million, $4.5 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Options

The Company granted 347,891, 618,899 and 166,272 stock options under the 2015 Plan during the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, the Company also assumed 327,752 unvested ISOs with the acquisitions of LevelUp and Tapingo. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Beginning in the first quarter of 2018, expected volatility is based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted-average fair value options granted	$66.19	$15.19	$12.59
Average risk-free interest rate	2.61%	1.65%	1.41%
Expected stock price volatility (a)	46.4%	48.7%	49.7%
Dividend yield	None	None	None
Expected stock option life (years) (b)	3.51	4.00	5.84
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

(b)

The expected term for Tapingo and LevelUp assumed ISO awards was calculated based on their respective remaining vesting periods as of the acquisition date. During the year ended December 31, 2016, the expected term of option awards was estimated using a simplified method due to the limited period of time stock-based awards had been exercisable.

____________________________________________________________________________________________________________________

Stock option awards as of December 31, 2018 and 2017, and changes during the year ended December 31, 2018, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2017	2,705,849	$25.53	$125,197	7.28
Granted	675,643	62.89
Forfeited	(206,986)	46.27
Exercised	(523,667)	27.10
Outstanding at December 31, 2018	2,650,839	33.13	120,977	6.87
Vested and expected to vest at December 31, 2018	2,649,081	33.11	120,926	6.87
Exercisable at December 31, 2018	1,599,731	$22.91	$86,880	6.03

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. The aggregate intrinsic value of assumed Tapingo and LevelUp ISOs as of December 31, 2018 was approximately $13.1 million. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2018, 2017 and 2016 was $38.7 million, $19.5 million and $30.2 million, respectively.

The Company recorded compensation expense for stock options of $17.7 million, $11.8 million and $12.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $34.2 million and is expected to be recognized over a weighted-average period of 2.5 years, including aggregate remaining post-combination expense of approximately $11.7 million expected to be recognized related to the assumed Tapingo and LevelUp ISO awards.

Restricted Stock Units and Restricted Stock Awards

Non-vested restricted stock units as of December 31, 2018 and 2017, and changes during the year ended December 31, 2018 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,454,801	$37.56
Granted	1,325,499	94.41
Forfeited	(462,684)	52.72
Vested	(988,759)	36.55
Outstanding at December 31, 2018	2,328,857	$67.33

Compensation expense related to restricted stock units was $37.6 million, $20.9 million and $9.6 million during the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during years ended December 31, 2018, 2017, and 2016 was $96.3 million, $27.3 million and $5.8 million, respectively. As of December 31, 2018, $135.2 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 2,316,461 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $67.14 is expected to be recognized over a weighted-average period of 3.0 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

Each of the compensation expense recognized and the vest date aggregate fair value of vested awards related to restricted stock awards was $1.7 million during the year ended December 31, 2016. There were no non-vested restricted stock awards or related expense during the years ended December 31, 2018 and 2017. As of December 31, 2018, there were no remaining non-vested restricted stock awards or related unrecognized compensation cost.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

The Company files income tax returns in the U.S. federal, the United Kingdom (“U.K.”), Israel and various state jurisdictions.

For the years ended December 31, 2018, 2017 and 2016, the income tax provision was comprised of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$(2,934)	$16,852	$24,509
State	3,827	4,721	8,132
Foreign	335	271	338
Total current	1,228	21,844	32,979
Deferred:
Federal	2,608	(30,794)	800
State	(884)	(385)	516
Total deferred	1,724	(31,179)	1,316
Total income tax (benefit) expense	$2,952	$(9,335)	$34,295

Income before provision for income taxes for the years ended December 31, 2018, 2017 and 2016, was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic source	$80,878	$88,357	$82,033
Foreign source	555	1,291	1,819
Income before provision for income taxes	$81,433	$89,648	$83,852

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to the income taxes reported in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income tax expense at statutory rate	$17,101	$31,377	$29,348
State income taxes	1,248	5,011	5,621
Effect of federal rate change	—	(36,768)	—
Stock-based compensation	(15,924)	(7,072)	—
Excess compensation	1,753	—	—
Research and development tax credit	(1,470)	(800)	(638)
Uncertain tax position	(545)	(55)	—
Foreign rate differential	(57)	(203)	(273)
Unremitted earnings tax	—	363	—
All other	846	(1,188)	237
Total income tax (benefit) expense	$2,952	$(9,335)	$34,295

On December 22, 2017, the U.S. legislature enacted the Tax Act resulting in significant modifications to the tax law. The Company completed its determination of the accounting effects of the Tax Act in the period it was enacted. The Tax Act reduced the corporate income tax rate from 35% to 21%, subjected certain foreign earnings on which U.S. income tax was previously deferred to a one-time transition tax, as well as other changes. As a result of the Tax Act, the Company incurred an incremental income tax benefit of $34.1 million during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities at the 21% corporate income tax rate and the one-time transition tax on accumulated foreign earnings of $0.4 million.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$72,466	$11,184
Accrued expenses	4,128	2,089
Stock-based compensation	8,832	9,914
Fixed assets - state	2,295	—
Total deferred tax assets	87,721	23,187
Valuation allowance	(23,840)	(4,803)
Net deferred tax assets	63,881	18,384
Deferred tax liabilities:
Fixed assets	(8,607)	(5,909)
Intangible assets	(101,451)	(86,462)
Prepaid expenses	(206)	(305)
Total deferred tax liabilities	(110,264)	(92,676)
Net deferred tax liability	$(46,383)	$(74,292)

The Company classified its net deferred tax liabilities as long-term liabilities on the consolidated balance sheets as of December 31, 2018 and 2017.

A partial valuation reserve of $8.4 million and $4.8 million was recorded as of December 31, 2018 and 2017, respectively, against certain state-only credits as those credits have a short carryover period and the Company believes that this portion of the credit carryovers will more likely than not expire before they are utilized. The Company also recorded a full valuation allowance as of December 31, 2018 of $15.4 million on Israeli net operating losses (“NOLs”) as it is more likely than not that these will not be utilized.

The Tax Act generally allows companies to repatriate future foreign source earnings without incurring additional U.S. taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries. As a result, the Company plans to repatriate cash from its foreign subsidiaries to the U.S. in the future. The Company estimated no additional tax liability as there are no applicable withholding taxes for the repatriation of unremitted earnings of its foreign subsidiaries.

The Company had the following tax loss and credit carryforwards as of December 31, 2018 and 2017:

	2018	2017	Beginning Year of Expiration
	(in thousands)
U.S. federal loss carryforwards	$29,853	$595	2027
U.S. state and local loss carryforwards	18,147	4,362	2027
Israeli loss carryforward	15,382	—	Indefinite
Illinois Edge Credits(a)	11,992	8,422	2018
Federal research and development credit	1,986	—	2028
State research and development credit	1,710	—	2018
(a)	Amounts are before the federal benefit of state tax.

__________________________________________________________________________________________________

The adoption of ASU 2016-09 resulted in a $2.6 million cumulative effect adjustment to retained earnings, including the federal benefit of state taxes, on the consolidated balance sheets as of January 1, 2017.

In July 2018, the examination in New York for corporate income tax returns for the tax years ended December 31, 2014, 2015 and 2016 was completed with no material findings. The Company does not expect any material additional tax liabilities, penalties and/or interest as a result of the audit. The Company’s tax returns are subject to the normal statute of limitations, three years from the filing date for federal income tax purposes. The federal and state statute of limitations generally remain open for years in which tax losses are generated until three years from the year those losses are utilized. Under these rules, the 2006 and later year NOLs of Slick City Media, Inc. are still subject to audit by the IRS and state and local jurisdictions. Also, the 2007 and later year NOLs of Grubhub Holdings Inc. and its acquired businesses are still subject to audit by the IRS and state and local jurisdictions. The December 31, 2015

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

and later period U.K. returns of Seamless Europe Ltd. are subject to examination by the U.K. tax authorities. The December 31, 2014 and later period Israeli returns of Tapingo Ltd. are subject to exam by the Israeli tax authorities.

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

The following table summarizes the Company’s unrecognized tax benefit activity during the years ended December 31, 2018 and 2017, excluding the related accrual for interest:

	As of December 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$2,864	$3,345
Reductions for tax positions taken in prior years	(2,260)	(937)
Additions for tax positions taken in the current year	147	456
Balance at end of period	$751	$2,864

Included in the net deferred tax liabilities on the consolidated balance sheets as of December 31, 2018 and 2017 were deferred tax assets that relate to the potential settlement of these unrecognized tax benefits. As of December 31, 2018, the remaining reserve related to the Company’s New York and New York City unitary position for the year ending December 31, 2014 was reversed due to the closing of the statute of limitations. The remaining reserve relates to research and development credits.

The Company records interest and penalties, if any, as a component of its income tax (benefit) expense in the consolidated statements of operations. No interest expense or penalties were recognized during the year ended December 31, 2018. Interest expense of less than $0.1 million and no penalties were recognized during the year ended December 31, 2017.

12. Stockholders’ Equity

As of December 31, 2018 and 2017, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At December 31, 2018 and 2017, there were 500,000,000 shares of common stock authorized. At December 31, 2018 and 2017, there were 90,756,548 and 86,790,624 shares of common stock issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of December 31, 2018 and 2017.

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. Repurchased stock may be retired or held as authorized but unissued treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the years ended December 31, 2018 and 2017, the Company did not repurchase any shares of its common stock. In 2016, the Company repurchased and retired 724,473 shares of its common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of December 31, 2018 and 2017. There were no issued or outstanding shares of preferred stock as of December 31, 2018 and 2017.

13. Retirement Plan

Beginning February 1, 2012, the Company has maintained a defined contribution plan for employees. The plan is qualified under section 401(k) of the Internal Revenue Code. The Company may also make discretionary profit sharing contributions as determined by the Company’s Board of Directors. The Company matched 100% of the first 3% of employees’ contributions of eligible compensation and 50% of the next 2% of employees’ contributions of eligible compensation during the years ended December 31, 2018, 2017 and 2016 and recognized matching contributions expense of $3.5 million, $2.3 million and $1.7 million, respectively.

14. Earnings Per Share Attributable to Common Stockholders

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

The sale of 2,820,464 shares of the Company’s common stock to the Investor on April 25, 2018 resulted in an immediate increase in the outstanding shares used to calculate the weighted-average common shares outstanding for the year ended December 31, 2018 (see Note 12, Stockholders’ Equity).

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Basic earnings per share:
Net income attributable to common stockholders (numerator)	$78,481	$98,983	$49,557
Shares used in computation (denominator)
Weighted-average common shares outstanding	89,447	86,297	85,069
Basic earnings per share	$0.88	$1.15	$0.58
Diluted earnings per share:
Net income attributable to common stockholders (numerator)	$78,481	$98,983	$49,557
Shares used in computation (denominator)
Weighted-average common shares outstanding	89,447	86,297	85,069
Effect of dilutive securities:
Stock options	1,601	1,059	792
Restricted stock units and restricted stock awards	1,306	826	274
Weighted-average diluted shares	92,354	88,182	86,135	(a)
Diluted earnings per share	$0.85	$1.12	$0.58
(a)

Prior to the adoption of ASU 2016-09, the treasury stock method calculation of weighted-average dilutive shares outstanding for the year ended December 31, 2016 included the estimated impact of tax benefits and deficiencies.

During the year ended December 31, 2016, the Company repurchased and retired 724,473 shares of its common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million. The repurchases resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the dates of the repurchases. See Note 12, Stockholders' Equity, for additional details.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Anti-dilutive shares underlying stock-based awards:
Stock options	216,451	—	552,108
Restricted stock units	222,984	35,646	212,170

15. Fair Value Measurement

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

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Level 2	Level 3	Carrying Value	Level 2	Level 3	Carrying Value
	(in thousands)
Assets
Money market funds	$61	$—	$61	$93	$—	$93
Commercial paper	25,322	—	25,431	61,317	—	61,459
Corporate bonds	1,620	—	1,620	3,374	—	3,375
Total assets	$27,003	$—	$27,112	$64,784	$—	$64,927
Liabilities
Long-term debt, including current maturities	$—	$342,745	$342,312	$—	$175,700	$174,219
Total liabilities	$—	$342,745	$342,312	$—	$175,700	$174,219

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 4, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

16. Subsequent Events

 On February 6, 2019, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $325 million. In addition, the Company may incur up to $250 million of incremental revolving loans or incremental term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility will be available to the Company until February 5, 2024. The Credit Agreement replaced the Company’s $350.0 million Previous Credit Agreement.

Under the Credit Agreement, borrowings bear interest, at the Company’s option, based on LIBOR or an alternate base rate plus a margin. In the case of LIBOR loans the margin ranges between 1.125% and 1.175% and, in the case of alternate base rate loans, between 0.125% and 0.75%, in each case, based upon the Company’s consolidated senior secured net leverage ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee on the undrawn portion available under the revolving loan facility of between 0.150% and 0.275% per annum, based upon the Company’s consolidated senior secured net leverage ratio.

The obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all of the tangible and intangible property of the Company and the domestic subsidiaries that are guarantors, and by a pledge of all of the equity interests of the Company’s domestic subsidiaries, subject to certain exceptions set forth in the Credit Agreement.

As of the filing of this Annual Report on Form 10-K, outstanding borrowings under the Credit Agreement were $342.3 million, including $325.0 million of term loans and $17.3 million of revolving loans. Additional capacity under the Credit Agreement may be used for general corporate purposes.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate.

The Company incurred loan origination fees at closing of the Credit Agreement and other expenses related to the financing of the facility of $1.5 million, which, in addition to $1.8 million of the remaining unamortized balance of loan origination costs under the Previous Credit Agreement, will be deferred on the consolidated balance sheets and amortized over the term of the new facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grubhub Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2013.

Oak Brook, Illinois

February 28, 2019

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

Unless otherwise stated, the discussion below reflects the results of acquired businesses from the relevant acquisition dates in 2017 and 2018. In the opinion of management, the data has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except per share data)(unaudited)
Revenues	$287,721	$247,225	$239,741	$232,570	$205,080	$163,059	$158,794	$156,134
Costs and expenses:
Operations and support	144,082	111,511	102,445	96,283	81,658	65,352	62,924	59,519
Sales and marketing	69,877	49,426	46,231	48,756	45,384	35,138	34,770	35,438
Technology (exclusive of amortization)	24,972	21,258	18,717	17,331	14,703	14,292	14,076	13,192
General and administrative	27,393	22,195	18,180	17,697	18,396	18,617	14,829	13,181
Depreciation and amortization	24,153	20,987	19,849	20,951	18,781	12,613	10,414	10,040
Total costs and expenses	290,477	225,377	205,422	201,018	178,922	146,012	137,013	131,370
Income (loss) from operations	(2,756)	21,848	34,319	31,552	26,158	17,047	21,781	24,764
Interest (income) expense - net	2,163	337	8	1,022	1,010	(373)	(314)	(221)
Income (loss) before provision for income taxes	(4,919)	21,511	34,311	30,530	25,148	17,420	22,095	24,985
Income tax (benefit) expense	231	(1,234)	4,191	(236)	(28,378)	4,432	7,341	7,270
Net income (loss) attributable to common stockholders	$(5,150)	$22,745	$30,120	$30,766	$53,526	$12,988	$14,754	$17,715
Net income (loss) per share attributable to common stockholders(a):
Basic	$(0.06)	$0.25	$0.34	$0.35	$0.62	$0.15	$0.17	$0.21
Diluted	$(0.06)	$0.24	$0.33	$0.34	$0.60	$0.15	$0.17	$0.20

(a)	Full year amounts may not equal the sum of the quarters due to rounding

•

The growth in revenues was the result of marketing efforts and word-of-mouth referrals, better restaurant choices, technology and product improvements as well as an increase in average commission rates, higher average order size and the impact of acquisitions. The increase in operations and support expense during the year ended December 31, 2018 was driven primarily by growth in Gross Food Sales and costs related to processing those orders including the outpaced expansion of delivery services. The increase in sales and marketing expense during the year ended December 31, 2018 was related to the increase in advertising campaigns across various media channels. Depreciation and amortization increased during the year ended December 31, 2018 as a result of an increase in capital spending to support the growth of the business and amortization of intangible assets acquired in recent acquisitions. During the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, the Company recognized acquisition-related and non-recurring restructuring costs of $1.3 million, $1.3 million, $3.0 million and $2.0 million, respectively, within general and administrative expenses in the consolidated statements of operations.

•

The growth in revenues during the year ended December 31, 2017 was the result of marketing efforts and word-of-mouth referrals, better restaurant choices, technology and product improvements as well as an increase in average commission rates, the impact of acquisitions and higher average order size. The increase in operations and support expense during the year ended December 31, 2017 was driven primarily by growth in Gross Food Sales and costs related to processing those orders and the expansion of delivery services. During the three months ended December 31, 2017, the Company recognized an income tax benefit of $34.1 million related to the Tax Act. During the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, the Company recognized acquisition-related and non-recurring legal costs of $0.4 million, $1.5 million, $4.5 million and $3.2 million, respectively, within general and administrative expenses in the consolidated statements of operations.

Key business metrics include transactions placed on the Platform where the Company provides marketing services to generate orders. The Platform excludes transactions where the Company exclusively provides technology or fulfillment services. Our key business metrics were as follows for the periods presented:

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(unaudited)
Active Diners	17,688,000	16,379,000	15,581,000	15,078,000	14,462,000	9,806,000	9,177,000	8,751,000
Daily Average Grubs	467,500	416,000	423,200	436,900	392,500	304,500	313,900	324,600
Gross Food Sales (in millions)	$1,376.9	$1,214.5	$1,220.4	$1,245.0	$1,138.6	$867.3	$879.7	$898.1

•	Active Diners are the number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s Platform.
•	Daily Average Grubs are calculated as the number of orders placed on the Platform divided by the number of days for a given period.
•

Gross Food Sales are the total value of food, beverages, taxes, prepaid gratuities, and any delivery fees processed through the Company’s Platform. The Company includes all revenue generating orders placed on the Platform in this metric; however, revenues are recognized on a net basis for the Company’s commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2018 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report and Attestation Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Our management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management excluded from its assessment the operations of Tapingo Ltd. and SCVNGR, Inc. d/b/a LevelUp acquired during 2018, which is described in Part II, Item 8, Note 4, Acquisitions, to the consolidated financial statements.

Based on this assessment, our management determined that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

Crowe LLP, our independent registered public accounting firm, who has audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, and as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Grubhub Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements") and our report dated February 28, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report and Attestation Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of businesses acquired during 2018, which are described in Note 4 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, they have also been excluded from the scope of our audit of internal control over financial reporting. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Crowe LLP

Oak Brook, Illinois

February 28, 2019

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Company’s definitive proxy statement to be filed with the SEC in connection with its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which is expected to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

The information required by this Item 11 will be contained in the 2019 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the 2019 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be contained in the 2019 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2019 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Data

2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Grubhub Inc.	10-Q	001-36389	3.1	August 7, 2014
3.2	Amended and Restated By-laws of Grubhub Inc.	10-Q	001-36389	3.2	August 7, 2014
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194219	4.1	March 20, 2014
10.1	Registration Rights Agreement, dated August 8, 2013 by and among Grubhub Inc. (f/k/a Grubhub Seamless Inc. f/k/a Seamless Grubhub Holdings Inc.) and certain stockholders listed therein.	S-1/A	333-194219	10.1	March 14, 2014
10.2*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of May 19, 2013.	S-1/A	333-194219	10.8	February 18, 2014
10.3*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of March 9, 2009.	S-1/A	333-194219	10.9	February 18, 2014
10.4*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of May 19, 2013.	S-1/A	333-194219	10.1	February 18, 2014
10.5*	Employment Offer Letter between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated October 17, 2011.	S-1/A	333-194219	10.11	February 18, 2014
10.6*	Protective Agreement and Agreement Not To Compete between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of October 7, 2011.	S-1/A	333-194219	10.12	February 18, 2014
10.7*	Employment Offer Letter and Agreement Relating to Employment and Post-Employment Competition between Seamless North America, LLC and Margo Drucker, dated as of May 17, 2012.	10-K	001-36389	10.39	February 26, 2016
10.8*	Employment Offer Letter between Grubhub Holdings Inc. and Stanley Chia, dated as of February 22, 2015	10-K	001-36389	10.42	February 26, 2016
10.9*	Employment Offer Letter between Grubhub Holdings Inc. and Maria Belousova, dated as of January 30, 2014.	10-K	001-36389	10.11	February 28, 2018
10.10*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.16	February 18, 2014
10.11*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.17	February 18, 2014
10.12*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.18	February 18, 2014
10.13*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on January 28, 2013.	S-1/A	333-194219	10.19	February 18, 2014

10.14*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.2	February 18, 2014
10.15*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.21	February 18, 2014
10.16*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.22	February 18, 2014
10.17*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.23	February 18, 2014
10.18*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.24	February 18, 2014
10.19*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.25	February 18, 2014
10.20*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.26	February 18, 2014
10.21*	Employee Restricted Stock Purchase Agreement, dated November 3, 2010, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney.	S-1/A	333-194219	10.38	February 18, 2014
10.22*	Note Cancellation and Stock Repurchase Agreement, dated December 21, 2012, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.), Matthew Maloney and Matt and Holly Maloney Family Limited.	S-1/A	333-194219	10.39	February 18, 2014
10.23*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.41	February 28, 2014
10.24*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.42	February 28, 2014
10.25*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker, granted in substitution of options originally granted on July 9, 2012.	10-Q	001-36389	10.1	May 9, 2016

10.26*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker relating to options granted on January 28, 2014.	10-Q	001-36389	10.2	May 9, 2016
10.27*	Form of Indemnification Agreement.	S-1/A	333-194219	10.44	April 3, 2014
10.28*	Grubhub Inc. (f/k/a Grubhub Seamless Inc.) 2013 Omnibus Incentive Plan.	S-1/A	333-194219	10.15	February 18, 2014
10.29*	Form of Option Grant Notice and Option Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.46	March 5, 2015
10.30*	Form of RSU Grant Notice and Restricted Stock Unit Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.47	March 5, 2015
10.31*	Grubhub Inc. 2015 Long-Term Incentive Plan.	DEF 14A	001-36389	Appendix A	April 10, 2015
10.32*	Appendix A - Israel to the 2015 Long-Term Incentive Plan					X
10.32*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-K	001-36389	10.45	February 26, 2016
10.33*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-Q	001-36389	10.46	August 8, 2016
10.34*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (Officer Grant).	10-K	001-36389	10.47	February 26, 2016
10.35*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (Officer Grant).	10-K	001-36389	10.48	February 26, 2016
10.36*	SCVNGR, Inc. 2013 Stock Incentive Plan.	S-8	333-227330	99.1	September 14, 2018
10.37*	Tapingo Ltd. - 2011 Option Plan.	S-8	333-228261	99.1	November 7, 2018
10.38	Office Building Lease, dated March 23, 2012, by and between 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.1	October 9, 2015
10.39	First Amendment to Lease, dated December 11, 2013, by and between Burnham Center – 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.2	October 9, 2015
10.40	Second Amendment to Lease, dated October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	8-K	001-36389	10.3	October 9, 2015
10.41	Third Amendment to Lease, dated as of October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.7	November 8, 2017
10.42	Fourth Amendment to Lease, dated as of October 16, 2017, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.8	November 8, 2017
10.43	Fifth Amendment to Lease, dated as of October 1, 2018, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.1	November 6, 2018
10.44	Office Building Lease, dated as of May 19, 2011, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC)	10-Q	001-36389	10.9	November 8, 2017

10.45	First Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC).	10-Q	001-36389	10.1	November 8, 2017
10.46	Second Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to and Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC).	10-Q	001-36389	10.11	November 8, 2017
10.47	Third Amendment to Lease, dated as of September 27, 2017, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc. as successor-in-interest to Seamless North America, LLC.	10-Q	001-36389	10.12	November 8, 2017
10.48	Credit Agreement, dated as of April 29, 2016, by and between Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A. and BMO Capital Markets Corp., as co-lead arrangers and book runners, the other lender party thereto, and Citibank N.A., as administrative agent.	8-K	001-36380	10.1	May 3, 2016
10.49	Amendment No. 1 to the Credit Agreement, dated as of May 26, 2016, by and between Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A. and BMO Capital Markets Corp., as co-lead arrangers and book runners, the other lender party thereto, and Citibank, N.A., as administrative agent.	10-K	001-36389	10.45	February 28, 2017
10.50	Credit Agreement, dated as of October 10, 2017, by and among Grubhub Holdings Inc., Citibank, N.A., BMO Capital Markets Corp. and Merrill Lynch, Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, the other lenders party thereto, and Citibank N.A. as administrative agent.	8-K	001-36389	10.1	October 11, 2017
10.51	Amended and Restated Credit Agreement, dated as of February 6, 2019, by and among Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A., BMO Capital Markets Corp. and Merrill Lynch, Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, the other lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-36389	10.1	February 7, 2019
10.52	Unit Purchase Agreement, dated as of August 3, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.	10-Q	001-36389	10.1	August 8, 2017
10.53	Amendment No. 1 to the Unit Purchase Agreement, dated as of October 10, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.	10-Q	001-36389	10.2	November 8, 2017
10.54	Investment Agreement by and among the Grubhub Inc. and Yum Restaurant Services Group, LLC, a wholly owned subsidiary of Yum! Brands, Inc.	8-K	001-36389	10.1	February 8, 2018
21.1	List of Subsidiaries.					X
23.1	Consent of Crowe LLP.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
*	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBHUB INC.

By:	/s/ Adam DeWitt
Adam DeWitt
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the twenty-eighth day of February 2019.

/s/ Adam DeWitt	/s/ Girish Lakshman
Adam DeWitt	Girish Lakshman
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Director

/s/ David Fisher	/s/ Matthew Maloney
David Fisher	Matthew Maloney
Director	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lloyd Frink	/s/ Brian McAndrews
Lloyd Frink	Brian McAndrews
Director	Chairman of the Board of Directors

/s/ David Habiger	/s/ Linda Johnson Rice
David Habiger	Linda Johnson Rice
Director	Director

/s/ Brandt Kucharski	/s/ Keith Richman
Brandt Kucharski	Keith Richman
Corporate Controller	Director

/s/ Katrina Lake	/s/ Arthur F. Starrs, iii
Katrina Lake	Arthur F. Starrs, III
Director	Director