Form 10-Q
period 2019-03-31
GrubHub Inc.
filed 2019-05-10
CIK 1594109

Sreger to as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GRUB	New York Stock Exchange

As of May 3, 2019, 91,177,437 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189,694	$211,245
Short-term investments	14,704	14,084
Accounts receivable, less allowances for doubtful accounts	141,047	110,855
Income tax receivable	10,865	9,949
Prepaid expenses and other current assets	19,936	17,642
Total current assets	376,246	363,775
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	136,347	119,495
OTHER ASSETS:
Other assets	22,427	14,186
Operating lease right-of-use asset	78,674	—
Goodwill	1,005,381	1,019,239
Acquired intangible assets, net of amortization	534,989	549,013
Total other assets	1,641,471	1,582,438
TOTAL ASSETS	$2,154,064	$2,065,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$140,469	$127,344
Accounts payable	15,677	26,656
Accrued payroll	18,586	18,173
Taxes payable	1,179	422
Current portion of long-term debt	10,156	6,250
Current operating lease liability	13,436	—
Other accruals	50,164	44,323
Total current liabilities	249,667	223,168
LONG-TERM LIABILITIES:
Deferred taxes, non-current	31,411	46,383
Noncurrent operating lease liability	82,405	—
Long-term debt	328,193	335,548
Other accruals	751	18,270
Total long-term liabilities	442,760	400,201
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of March 31, 2019 and December 31, 2018; issued and outstanding: no shares as of March 31, 2019 and December 31, 2018.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at March 31, 2019 and December 31, 2018; issued and outstanding: 91,074,285 and 90,756,548 shares as of March 31, 2019 and December 31, 2018, respectively	9	9
Accumulated other comprehensive loss	(1,664)	(1,891)
Additional paid-in capital	1,107,047	1,094,866
Retained earnings	356,245	349,355
Total stockholders’ equity	$1,461,637	$1,442,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,154,064	$2,065,708

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenues	$323,770	$232,570
Costs and expenses:
Operations and support	161,350	96,283
Sales and marketing	78,454	48,756
Technology (exclusive of amortization)	27,250	17,331
General and administrative	22,787	17,697
Depreciation and amortization	25,089	20,951
Total costs and expenses	314,930	201,018
Income from operations	8,840	31,552
Interest expense - net	2,812	1,022
Income before provision for income taxes	6,028	30,530
Income tax benefit	(862)	(236)
Net income attributable to common stockholders	$6,890	$30,766
Net income per share attributable to common stockholders:
Basic	$0.08	$0.35
Diluted	$0.07	$0.34
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	90,951	87,085
Diluted	92,918	90,091

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Net income	$6,890	$30,766
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	227	356
COMPREHENSIVE INCOME	$7,117	$31,122

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,890	$30,766
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	6,193	5,050
Deferred taxes	(986)	(2,976)
Amortization of intangible assets and developed software	18,896	15,901
Stock-based compensation	16,478	10,231
Other	735	2,048
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(30,391)	(172)
Income taxes receivable	(916)	4,090
Prepaid expenses and other assets	(10,666)	(3,516)
Restaurant food liability	13,099	6,885
Accounts payable	(18,644)	601
Accrued payroll	411	(3,295)
Other accruals	12,845	5,887
Net cash provided by operating activities	13,944	71,500
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(12,160)	(10,537)
Proceeds from maturity of investments	11,636	18,166
Capitalized website and development costs	(10,692)	(6,262)
Purchases of property and equipment	(8,018)	(5,462)
Acquisition of other intangible assets	(5,379)	—
Acquisitions of businesses, net of cash acquired	127	737
Other cash flows from investing activities	—	16
Net cash used in investing activities	(24,486)	(3,342)
CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to net settlement of stock-based compensation awards	(9,966)	(11,485)
Proceeds from exercise of stock options	2,424	6,948
Repayments of borrowings under the credit facility	(2,031)	(25,781)
Payments for debt issuance costs	(1,647)	—
Net cash used in financing activities	(11,220)	(30,318)
Net change in cash, cash equivalents, and restricted cash	(21,762)	37,840
Effect of exchange rates on cash, cash equivalents and restricted cash	232	356
Cash, cash equivalents, and restricted cash at beginning of year	215,802	238,239
Cash, cash equivalents, and restricted cash at end of the period	$194,272	$276,435
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$351	$227
Capitalized property, equipment and website and development costs in accounts payable at period end	7,851	3,992
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$189,694	$272,258
Restricted cash included in prepaid expenses and other current assets	1,401	1,500
Restricted cash included in other assets	3,177	2,677
Total cash, cash equivalents, and restricted cash	$194,272	$276,435

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders'
	Shares	Amount	capital	income (loss)	earnings	equity
Balance at December 31, 2017	86,790,624	$9	$849,043	$(1,228)	$269,992	$1,117,816
Net income	—	—	—	—	30,766	30,766
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	882	882
Currency translation	—	—	—	356	—	356
Stock-based compensation	—	—	11,937	—	—	11,937
Stock option exercises and vesting of restricted stock units, net of withholdings and other	643,888	—	6,948	—	—	6,948
Shares repurchased and retired to satisfy tax withholding upon vesting	(147,471)	—	(11,485)	—	—	(11,485)
Balance at March 31, 2018	87,287,041	$9	$856,443	$(872)	$301,640	$1,157,220

Balance at December 31, 2018	90,756,548	$9	$1,094,866	$(1,891)	$349,355	$1,442,339
Net income	—	—	—	—	6,890	6,890
Currency translation	—	—	—	227	—	227
Stock-based compensation	—	—	19,723	—	—	19,723
Stock option exercises and vesting of restricted stock units, net of withholdings and other	442,171	—	2,424	—	—	2,424
Shares repurchased and retired to satisfy tax withholding upon vesting	(124,434)	—	(9,966)	—	—	(9,966)
Balance at March 31, 2019	91,074,285	$9	$1,107,047	$(1,664)	$356,245	$1,461,637

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019 (the “2018 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant items subject to such estimates, judgments and assumptions include revenue recognition, website and internal-use software development costs, goodwill, recoverability of intangible assets with finite lives and other long-lived assets, stock-based compensation, and income taxes. Actual results could differ from these estimates.

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the three months ended March 31, 2019 related to leases. There have been no other material changes to the Company’s significant accounting policies described in the 2018 Form 10-K.

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

In February 2016, and in subsequent updates, the FASB issued Accounting Standards Codification Topic 842, Leases (“ASC Topic 842”). Under ASC Topic 842, a lessee recognizes a liability to make lease payments and a right-of-use asset for all leases (with the exception of short-term leases) in the statement of financial position at the commencement date. ASC Topic 842 was effective for and adopted by the Company in the first quarter of 2019. The Company adopted ASC Topic 842 using the modified retrospective transition method applied to all existing leases beginning January 1, 2019. Periods prior to adoption were not adjusted and continue to be reported in accordance with historic accounting guidance under ASC Topic 840. The Company elected the optional practical expedient package which, among other things, includes retaining the historical classification of leases. The adoption of ASC Topic

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

842 resulted in the recognition on the condensed consolidated balance sheets as of January 1, 2019 of right-of-use assets of $81.2 million and lease liabilities for operating leases of $97.7 million, but did not result in a cumulative-effect adjustment on retained earnings. The operating lease right-of-use asset includes the impact upon adoption of ASC Topic 842 of the derecognition of lease incentives, deferred rent, below-market lease intangibles, cease-use liabilities and prepaid rent balances recognized in prepaid expenses and other current assets and current and noncurrent other accruals on the consolidated balance sheets as of December 31, 2018. The adoption of ASC Topic 842 did not have and is not expected to have a material impact to the Company's consolidated results of operations or cash flows. See Note 7, Commitments and Contingencies, for additional details.

3. Acquisitions

There were no acquisitions during the three months ended March 31, 2019.

2018 Acquisitions

On November 7, 2018, the Company acquired all of the issued and outstanding shares of Tapingo Ltd. (“Tapingo”) for approximately $152.1 million, including $151.7 million of cash paid (net of cash acquired of $1.5 million) and $0.4 million of other non-cash consideration. Tapingo is a leading platform for campus food ordering with direct integration into college meal plans and point of sale systems. The acquisition of Tapingo has enhanced the Company’s diner network on college campuses.

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

The Company assumed Tapingo and LevelUp employees’ unvested incentive stock option (“ISO”) awards as of the respective closing dates. Approximately $0.4 million and $2.6 million of the fair value of the assumed ISO awards granted to acquired Tapingo and LevelUp employees, respectively, was attributable to the pre-combination services of the awardees and was included in the respective purchase prices. These amounts are reflected within goodwill in the respective purchase price allocations. As of the respective acquisition dates, aggregate post-combination expense of approximately $21.4 million was expected to be recognized related to the combined assumed ISO awards over the remaining post-combination service period.

The results of operations of Tapingo and LevelUp have been included in the Company’s financial statements since November 7, 2018 and September 13, 2018, respectively.

The excess of the consideration transferred in the acquisitions over the amounts assigned to the fair value of the assets was recorded as goodwill, which represents the value of LevelUp’s technology team, the ability to simplify integrations with restaurants on the Company’s platform, and the expanded breadth and depth of the Company’s network of diners and campus relationships. The total goodwill related to the acquisitions of Tapingo and LevelUp of $415.5 million is not deductible for income tax purposes.

The assets acquired and liabilities assumed of Tapingo and LevelUp were recorded at their estimated fair values as of the closing dates of November 7, 2018 and September 13, 2018, respectively. The purchase price allocations for Tapingo and LevelUp are subject to change within the measurement period as certain significant fair value estimates are subject to management review and approval. See Note 5, Goodwill and Acquired Intangible Assets, for a description of changes to the purchase price allocations for Tapingo and LevelUp during the three months ended March 31, 2019.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the preliminary purchase price allocation acquisition-date fair values of the asset and liabilities acquired in connection with the Tapingo and LevelUp acquisitions:

	Tapingo	LevelUp	Total
	(in thousands)
Accounts receivable	$3,101	$6,201	$9,302
Prepaid expenses and other current assets	843	1,396	2,239
Property and equipment	—	895	895
Other assets	163	—	163
Restaurant relationships	11,279	10,217	21,496
Diner acquisition	—	3,912	3,912
Below-market lease intangible	—	2,205	2,205
Developed technology	9,755	20,107	29,862
Goodwill	119,321	296,198	415,519
Net deferred tax asset	12,074	31,545	43,619
Accounts payable and accrued expenses	(4,478)	(3,249)	(7,727)
Total purchase price net of cash acquired	$152,058	$369,427	$521,485
Fair value of assumed ISOs attributable to pre-combination service	(372)	(2,594)	(2,966)
Net cash paid	$151,686	$366,833	$518,519

Additional Information

The estimated fair values of the intangible assets acquired were determined based on a combination of the income, cost, and market approaches to measure the fair value of the restaurant relationships, diner acquisition and developed technology as follows:

Valuation Method
	Tapingo	LevelUp
Restaurant relationships	Multi-period excess earnings	With or without comparative business valuation
Diner acquisition	n/a	Cost to recreate
Developed technology	Cost to recreate	Multi-period excess earnings

The fair value of the LevelUp below-market lease was measured based on the present value of the difference between the contractual amounts to be paid pursuant to the lease and an estimate of current fair market lease rates measured over the non-cancelable remaining term of the lease. As of January 1, 2019, the below-market lease intangible asset was derecognized from acquired intangible assets resulting in a corresponding adjustment to the opening balance of operating lease right-of-use assets on the condensed consolidated balance sheets upon adoption of ASC Topic 842.

These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 of $0.5 million and $1.3 million, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Pro Forma (unaudited)

The following unaudited pro forma information presents a summary of the operating results of the Company for the three months ended March 31, 2018 as if the acquisitions of Tapingo and LevelUp had occurred as of January 1 of the year prior to acquisition:

Three Months Ended March 31, 2018
(in thousands, except per share data)
Revenues	$243,347
Net income	21,621
Net income per share attributable to common shareholders:
Basic	$0.25
Diluted	$0.24

The pro forma adjustments that reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred, stock-based compensation expense for assumed equity awards and interest expense for transaction financings, as well as the pro forma tax impact of such adjustments for the three months ended March 31, 2018 were as follows:

Three Months Ended March 31, 2018
(in thousands)
Depreciation and amortization	$1,626
Transaction costs	(1,232)
Stock-based compensation	1,872
Interest expense	525
Income tax benefit	(826)

The unaudited pro forma revenues and net income are not intended to represent or be indicative of the Company’s condensed consolidated results of operations or financial condition that would have been reported had the acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$11,451	$—	$(20)	$11,431
Corporate bonds	1,000	—	—	1,000
Short-term investments
Commercial paper	14,704	—	(78)	14,626
Total	$27,155	$—	$(98)	$27,057

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$12,097	$—	$(21)	$12,076
Corporate bonds	870	—	—	870
Short-term investments
Commercial paper	13,334	—	(88)	13,246
Corporate bonds	750	—	—	750
Total	$27,051	$—	$(109)	$26,942

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of March 31, 2019.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$26,057	$(98)	$—	$—	$26,057	$(98)
Total	$26,057	$(98)	$—	$—	$26,057	$(98)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$25,322	$(109)	$—	$—	$25,322	$(109)
Corporate bonds	750	—	—	—	750	—
Total	$26,072	$(109)	$—	$—	$26,072	$(109)

The Company recognized interest income during the three months ended March 31, 2019 and 2018 of $0.7 million and $0.6 million, respectively, within net interest expense on the condensed consolidated statements of operations. During the three months ended March 31, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 13, Fair Value Measurement, for further details).

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$494,278	$(110,647)	$383,631	$494,278	$(103,457)	$390,821
Diner acquisition	47,541	(12,683)	34,858	47,541	(10,306)	37,235
Developed technology	38,385	(12,304)	26,081	38,385	(10,247)	28,138
Trademarks	2,225	(2,225)	—	2,225	(2,225)	—
Below-market lease intangible	—	—	—	2,206	(124)	2,082
Other	3,373	(2,630)	743	3,676	(2,615)	1,061
Total amortizable intangible assets	585,802	(140,489)	445,313	588,311	(128,974)	459,337
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$675,478	$(140,489)	$534,989	$677,987	$(128,974)	$549,013

Upon adoption of ASC Topic 842, the acquired below-market lease intangible was derecognized resulting in a corresponding adjustment to the operating lease right-of-use asset within the condensed consolidated balance sheets as of January 1, 2019. Amortization of the acquired below-market lease intangible was recognized as rent expense within the condensed consolidated statements of operations. See Note 7, Commitments and Contingencies, for further details.

Amortization expense for acquired intangible assets recognized within depreciation and amortization on the condensed consolidated statements of operations was $11.9 million and $11.5 million for the three months ended March 31, 2019 and 2018, respectively.

The change in the carrying amount of goodwill during the three months ended March 31, 2019 related to changes in the fair value of net deferred tax assets for the purchase price allocations of the Tapingo and LevelUp acquisitions during the measurement period were as follows:

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2018	$1,019,239	$—	$1,019,239
Acquisitions	(13,858)	—	(13,858)
Balance as of March 31, 2019	$1,005,381	$—	$1,005,381

Estimated future amortization expense of acquired intangible assets as of March 31, 2019 was as follows:

(in thousands)
The remainder of 2019	$35,105
2020	44,381
2021	38,745
2022	36,776
2023	30,281
Thereafter	260,025
Total	$445,313

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6. Property and Equipment

The components of the Company’s property and equipment as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Developed software	$104,818	$90,302
Computer equipment	55,838	50,767
Leasehold improvements	41,827	39,550
Furniture and fixtures	12,408	10,801
Purchased software and digital assets	6,467	4,696
Construction in progress	6,446	1,976
Property and equipment	227,804	198,092
Accumulated depreciation and amortization	(91,457)	(78,597)
Property and equipment, net	$136,347	$119,495

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $6.2 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively.

The Company capitalized developed software costs of $14.5 million and $8.2 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended March 31, 2019 and 2018 was $7.0 million and $4.4 million, respectively.

7. Commitments and Contingencies

Leases

As of March 31, 2019, the Company had operating lease agreements for its office facilities in various locations throughout the U.S, as well as in the U.K. and Israel, which expire at various dates through September 2029. The terms of the lease agreements provide for fixed rental payments on a graduated basis. For its primary operating leases, the Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal for a period of five years.  The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

The Company determines if an arrangement is a lease at inception of a contract. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Non-lease components associated with lease components in the Company’s lease contracts are treated as a single lease component. As of March 31, 2019, the Company recognized on its condensed consolidated balance sheets operating lease right-of-use assets of $78.7 million that represent the Company's right to use an underlying asset during the lease term and current and noncurrent operating lease liabilities of $13.4 million and $82.4 million, respectively, that represent the Company's obligation to make lease payments. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. To determine the incremental borrowing rate, the Company uses information including the risk-free interest rate for the remaining lease term, the Company’s implied credit rating and interest rates of similar debt instruments of entities with comparable credit ratings. The Company recognizes rent expense on a straight-line basis over the lease term, which is allocated on a headcount basis to operations and support, sales and marketing, technology and general and administrative costs and expenses in the condensed consolidated statements of operations.

The components of lease costs, which consists of rent expense for leased office space, during the three months ended March 31, 2019 were as follows:

Three Months Ended March 31, 2019
(in thousands)
Fixed operating lease cost	$3,808
Short-term lease cost	450
Sublease income	(47)
Total lease cost	$4,211

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Supplemental cash flow information related to the Company’s operating leases as well as the weighted-average lease term and discount rate as of March 31, 2019, were as follows:

Three Months Ended March 31, 2019
Cash paid for operating lease liabilities (in thousands)	$3,169
Weighted-average remaining lease term (years)	8.9
Weighted-average discount rate	5.2%

Future minimum lease payments under the Company’s operating lease agreements as of March 31, 2019 were as follows:

(in thousands)
The remainder of 2019	$10,459
2020	14,878
2021	14,244
2022	12,218
2023	12,218
Thereafter	57,572
Total future lease payments	121,589
Less interest	(25,748)
Present value of lease liabilities	$95,841

The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees. Additionally, as of March 31, 2019, the Company had future obligations for office facilities of approximately $27 million that have not yet commenced, and as such, have not been recognized on the Company's condensed consolidated balance sheets or included in the table above. This operating lease, with an eleven year term, is expected to commence in 2019.

As previously reported in the 2018 Form 10-K under ASC Topic 840, future minimum lease payments under the Company’s operating lease agreements that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(in thousands)
2019	$13,009
2020	14,874
2021	14,243
2022	12,219
2023	12,220
Thereafter	57,503
Total	$124,068

Legal

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Grubhub Holdings Inc., in the U.S. District Court for the Southern District of California, Case No. 3:11-cv-1810. Ameranth subsequently initiated additional actions for infringement of a related patent, including separate actions against Grubhub Holdings Inc., Case No. 3:12-cv-739, and Seamless North America, LLC, Case No. 3:12-cv-737, which were consolidated along with approximately 40 other cases Ameranth filed in the same district.

In September 2018, the district court granted summary judgment (on another defendant’s motion) of unpatentability on the sole remaining patent and vacated the December 3, 2018 jury trial date for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. In October 2018, the district court entered final judgment on all claims in the case in which summary judgment was granted, and then stayed the remaining cases (including the cases against Grubhub and Seamless). Ameranth then appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of March 31, 2019, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

8. Debt

The following table summarizes the carrying value of the Company’s debt as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Term loan	$322,968	$120,312
Revolving loan	17,313	222,000
Total debt	340,281	342,312
Less current portion	(10,156)	(6,250)
Less unamortized deferred debt issuance costs	(1,932)	(514)
Long-term debt	$328,193	$335,548

On February 6, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $325 million. In addition, the Company may incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024. The Credit Agreement replaced the Company’s prior $350 million credit facility, which was due to expire on October 9, 2022. There have been no changes in the terms of the Credit Agreement as described in Part II, Item 8, Note 16, Subsequent Events, to the Company’s 2018 Form 10-K.

During the three months ended March 31, 2019, the Company made principal payments of $2.0 million from cash on hand. As of March 31, 2019, outstanding borrowings under the Credit Agreement were $340.3 million. The fair value of the Company’s outstanding debt approximates its carrying value as of March 31, 2019 (see Note 13, Fair Value Measurement, for additional details). The Company was in compliance with the covenants of the Credit Agreement as of March 31, 2019. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

As of March 31, 2019 and December 31, 2018, total unamortized debt issuance costs of $3.3 million and $1.9 million, respectively, were recorded as other assets and as a reduction of long-term debt on the condensed consolidated balance sheets in proportion to the borrowing capacities of the revolving and term loans.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility. The Company recognized interest expense of $3.5 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9. Stock-Based Compensation

The Company has granted non-qualified and incentive stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $16.5 million and $10.2 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, $244.7 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.2 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock units in excess of the deferred tax assets that were previously recorded. During the three months ended March 31, 2019 and 2018, the Company recognized excess tax benefits from stock-based compensation of $2.3 million and $8.2 million, respectively, within income tax benefit on the condensed consolidated statements of operations and within cash flows from operating activities on the condensed consolidated statements of cash flows.

The Company capitalized stock-based compensation expense as website and software development costs of $3.2 million and $1.7 million during the three months ended March 31, 2019 and 2018, respectively.

Stock Options

The Company granted 301,873 and 332,723 stock options under the Grubhub Inc. 2015 Long-Term Incentive Plan during the three months ended March 31, 2019 and 2018, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatility is based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to determine the fair value of the stock options granted during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Weighted-average fair value options granted	$31.27	$33.24
Average risk-free interest rate	2.44%	2.38%
Expected stock price volatility	48.1%	45.7%
Dividend yield	None	None
Expected stock option life (years)	4.00	4.00

Stock option awards as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2018	2,650,839	$33.13	$120,977	6.87
Granted	301,873	78.08
Forfeited	(15,978)	98.64
Exercised	(105,881)	22.90
Outstanding at March 31, 2019	2,830,853	37.93	99,134	6.97
Vested and expected to vest at March 31, 2019	2,825,796	37.87	99,115	6.96
Exercisable at March 31, 2019	1,701,724	$25.44	$76,536	5.96

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended March 31, 2019 and 2018 was $6.1 million and $14.6 million, respectively.

The Company recorded compensation expense for stock options of $4.0 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $38.5 million and is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,328,857	$67.33
Granted	1,323,526	77.95
Forfeited	(175,710)	68.60
Vested	(336,290)	63.84
Cancelled	(52,357)	85.39
Outstanding at March 31, 2019	3,088,026	$72.17

Compensation expense related to restricted stock units was $12.5 million and $7.8 million during the three months ended March 31, 2019 and 2018, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended March 31, 2019 and 2018 was $26.9 million and $30.3 million, respectively. As of March 31, 2019, $206.2 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 3,052,839 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $72.06 is expected to be recognized over a weighted-average period of 3.2 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

10. Income Taxes

The Company’s effective tax rate was negative 14.3% and negative 0.8% during the three months ended March 31, 2019 and 2018, respectively. The income tax benefit for the three months ended March 31, 2019 and 2018, included the net impact of excess tax benefits for stock-based compensation of $2.3 million and $8.2 million, respectively (see Note 9, Stock-based Compensation, for additional details).

The Company is currently under examination for Tapingo’s federal income tax return for the tax year ended December 31, 2016. The Company does not believe, but cannot predict with certainty, that there will be any additional tax liabilities, penalties or interest as a result of the audit.

11. Stockholders’ Equity

As of March 31, 2019 and December 31, 2018, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At March 31, 2019 and December 31, 2018, there were 500,000,000 shares of common stock authorized. At March 31, 2019 and December 31, 2018, there were 91,074,285 and 90,756,548 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of March 31, 2019 or December 31, 2018.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. Repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the three months ended March 31, 2019, the Company did not repurchase any shares of its common stock.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of March 31, 2019 or December 31, 2018.

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Basic earnings per share:
Net income attributable to common stockholders (numerator)	$6,890	$30,766
Shares used in computation (denominator)
Weighted-average common shares outstanding	90,951	87,085
Basic earnings per share	$0.08	$0.35
Diluted earnings per share:
Net income attributable to common stockholders (numerator)	$6,890	$30,766
Shares used in computation (denominator)
Weighted-average common shares outstanding	90,951	87,085
Effect of dilutive securities:
Stock options	1,308	1,621
Restricted stock units	659	1,385
Weighted-average diluted shares	92,918	90,091
Diluted earnings per share	$0.07	$0.34

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Anti-dilutive shares underlying stock-based awards:
Stock options	845	333
Restricted stock units	572	60

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

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Level 2	Level 3	Carrying Value	Level 2	Level 3	Carrying Value
	(in thousands)
Assets
Money market funds	$135	$—	$135	$61	$—	$61
Commercial paper	26,057	—	26,155	25,322	—	25,431
Corporate bonds	1,000	—	1,000	1,620	—	1,620
Total assets	$27,192	$—	$27,290	$27,003	$—	$27,112
Liabilities
Long-term debt, including current maturities	$—	$340,635	$340,281	$—	$342,745	$342,312
Total liabilities	$—	$340,635	$340,281	$—	$342,745	$342,312

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 3, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2019. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below.

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the nation’s leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 115,000 local restaurants with hungry diners in thousands of cities across the United States and is focused on transforming the takeout experience. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”. The Company charges restaurants on the Platform a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s Platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the Platform. In many markets, the Company also provides delivery services to restaurants on its Platform that do not have their own delivery operations. Restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. As of March 31, 2019, the Company was providing delivery services in approximately 300 of the largest core-based statistical areas across the country.

Acquisitions of Business and Other Intangible Assets

On November 7, 2018, the Company acquired all of the issued and outstanding shares of Tapingo Ltd. (“Tapingo”), a leading platform for campus food ordering with direct integration into college meal plans and point of sale systems. The acquisition of Tapingo has enhanced the Company’s diner network on college campuses. On September 13, 2018, the Company acquired SCVNGR, Inc. d/b/a LevelUp (“LevelUp”), a leading provider of mobile diner engagement and payment solutions for national and regional restaurant brands. The acquisition of LevelUp has simplified the Company’s integrations with restaurants’ systems, increased diner engagement and accelerated product development. For additional information, see Note 3, Acquisitions.

On October 30, 2018, the Company completed the acquisition of substantially all of the restaurant and diner network assets of OrderUp, Inc. (“OrderUp”), an online and mobile food-ordering company. The Company previously acquired certain assets of OrderUp on September 14, 2017 from Groupon, Inc.

Key Business Metrics

Within this Management’s Discussion and Analysis of Results of Operations, the Company discusses key business metrics, including Active Diners, Daily Average Grubs and Gross Food Sales. Key business metrics include transactions placed on the Platform where the Company provides marketing services to generate orders. The Platform excludes transactions where the Company exclusively provides technology or fulfillment services. Key business metrics reflect results of acquired businesses from the relevant acquisition dates. The Company’s key business metrics are defined as follows:

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

•	Daily Average Grubs. The number of orders placed on the Company’s Platform divided by the number of days for a given period.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018	% Change
Active Diners	19,286,000	15,078,000	28%
Daily Average Grubs	521,000	436,900	19%
Gross Food Sales (in millions)	$1,502.3	$1,245.0	21%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three months ended March 31, 2019 as compared to the same period in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements.

Results of Operations

Three Months Ended March 31, 2019 and 2018

The following table sets forth the Company’s results of operations for the three months ended March 31, 2019 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2019		2018
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$323,770	100%	$232,570	100%	$91,200	39%
Costs and expenses:
Operations and support	161,350	50%	96,283	41%	65,067	68%
Sales and marketing	78,454	24%	48,756	21%	29,698	61%
Technology (exclusive of amortization)	27,250	8%	17,331	7%	9,919	57%
General and administrative	22,787	7%	17,697	8%	5,090	29%
Depreciation and amortization	25,089	8%	20,951	9%	4,138	20%
Total costs and expenses(a)	314,930	97%	201,018	86%	113,912	57%
Income from operations	8,840	3%	31,552	14%	(22,712)	(72%)
Interest expense - net	2,812	1%	1,022	0%	1,790	175%
Income before provision for income taxes	6,028	2%	30,530	13%	(24,502)	(80%)
Income tax benefit	(862)	0%	(236)	(0%)	(626)	265%
Net income attributable to common stockholders	$6,890	2%	$30,766	13%	$(23,876)	(78%)

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$50,893	16%	$64,063	28%	$(13,170)	(21%)
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

Revenues

Revenues increased by $91.2 million, or 39%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily related to the significant growth in Active Diners, which increased from 15.1 million to 19.3 million at the end of each period, driving an increase in Daily Average Grubs to 521,000 during the three months ended March 31, 2019 from 436,900 Daily Average Grubs during the same period in 2018. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements to drive more orders. In addition, revenue increased during the three months ended March 31, 2019 compared to the same period in 2018 due to an increase in our average commission rates and the inclusion of results from acquisitions (see Note 3, Acquisitions).

Operations and Support

Operations and support expense increased by $65.1 million, or 68%, for the three months ended March 31, 2019 compared to the same period in 2018. This increase was primarily attributable to expenses incurred to support the 21% growth in Gross Food Sales and the related increase in order volume including expenses related to delivering orders, the inclusion of results from recent acquisitions, payment processing costs and customer care and operations personnel costs. Delivery expenses increased during the three months ended March 31, 2019 compared to the prior year period due to organic growth of delivery orders and the expansion of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $29.7 million, or 61%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase of $22.2 million in the Company’s advertising campaigns across various media channels, as well as a 57% growth in our sales and marketing teams, including employees acquired in recent acquisitions.

Technology (exclusive of amortization)

Technology expense increased by $9.9 million, or 57%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily attributable to the 59% growth in the Company’s technology team as a result of the impact of acquisitions and organic growth, including related salaries, stock-based compensation expense, payroll taxes and benefits to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $5.1 million, or 29%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily attributable to the inclusion of results of operations and employee related costs from recent acquisitions as well as increases in a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.1 million, or 20%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily attributable to higher depreciation and amortization expense related to the increase in capital spending on internally developed software, leasehold improvements, restaurant facing technology, and office equipment to support the growth of the business, as well as amortization of intangible assets acquired in recent acquisitions, partially offset by certain intangible assets that became fully amortized.

Income Tax Benefit

Income tax benefit increased by $0.6 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease in income tax expense was primarily due to the decrease in income before provision for income taxes due to the factors described above, partially offset by a $5.9 million decrease in discrete excess tax benefits from stock-based compensation as compared to the prior year period. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits from stock-based compensation. The Company calculated the income tax expense for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The Company defines Adjusted EBITDA as net income adjusted to exclude acquisition, restructuring and certain legal costs, income taxes, net interest expense, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$6,890	$30,766
Income taxes	(862)	(236)
Interest expense – net	2,812	1,022
Depreciation and amortization	25,089	20,951
EBITDA	33,929	52,503
Acquisition, restructuring and legal costs(a)	486	1,329
Stock-based compensation	16,478	10,231
Adjusted EBITDA	$50,893	$64,063
(a)

Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with acquisitions and restructuring initiatives. Legal costs included above are not expected to be recurring (see Note 7, Commitments and Contingencies, for additional details).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company had cash and cash equivalents of $189.7 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $14.7 million consisting of commercial paper with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has additional availability under the credit facility.

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

Management believes that the Company’s existing cash, cash equivalents, short-term investments and borrowings available under its credit facility will be sufficient to meet its working capital requirements for at least the next twelve months. However, the Company’s liquidity assumptions may prove to be incorrect, and the Company could utilize its available financial resources sooner than currently expected. The Company’s future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below. If the Company is unable to obtain needed additional funds, it will have to reduce operating costs, which could impair the Company’s growth prospects and could otherwise negatively impact its business.

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

On February 6, 2019, the Company entered into a new credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and term loans in an aggregate principal amount of $325 million (the “Credit Agreement”). In addition, the Company may incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024. The Credit Agreement replaced the Company’s prior $350 million credit facility, which was due to expire on October 9, 2022. See Note 8, Debt, for additional details.

During the three months ended March 31, 2019, the Company made term loan principal payments of $2.0 million from cash on hand. As of March 31, 2019, outstanding borrowings under the Credit Agreement were $340.3 million, including $17.3 million of revolving loans and $323.0 million of term loans. The undrawn portion of the revolving loan of $207.7 million less $5.3 million of outstanding letters of credit issued under the Credit Agreement was available to the Company as of March 31, 2019. The additional capacity of $202.4 million under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

The Credit Agreement contains customary covenants that, among other things, require the Company to satisfy certain financial covenants and may restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Credit Agreement becoming immediately due and payable and in the termination of the commitments. The Company was in compliance with the covenants of the Credit Agreement as of March 31, 2019. The Company expects to remain in compliance for the foreseeable future.

On January 22, 2016, the Company’s Board of Directors approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. The repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. During the three months ended March 31, 2019 and 2018, the Company did not repurchase any of its common stock. Since inception of the program, the Company has repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$13,944	$71,500
Net cash used in investing activities	(24,486)	(3,342)
Net cash used in financing activities	(11,220)	(30,318)

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2019, net cash provided by operating activities was $13.9 million compared to $71.5 million for the same period in 2018. The decrease in cash flows from operations was driven primarily by changes in operating assets and liabilities and a decrease of $23.9 million in net income, partially offset by an $11.1 million increase in non-cash expenses. The increase in non-cash expenses primarily related to an increase of $6.2 million related to stock-based compensation and an increase in depreciation and amortization of $4.1 million. During the three months ended March 31, 2019 and 2018, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in accounts receivable of $30.4 million for the three months ended March 31, 2019 compared to an increase of $0.2 million for the three months ended March 31, 2018 primarily due to the timing of the receipt of processor payments to the Company at quarter-end;

•

a decrease in accounts payable of $18.6 million for the three months ended March 31, 2019 compared to an increase of $0.6 million for the three months ended March 31, 2018 due to the timing of payments;

•

an increase in accrued expenses of $13.3 million for the three months ended March 31, 2019 primarily related to an increase in accrued advertising costs compared to an increase of $2.6 million for the three months ended March 31, 2018;

•

an increase in prepaid expenses and other assets of $10.7 million for the three months ended March 31, 2019 primarily related to increases in prepaid customer incentives and deferred contract acquisition costs compared to an increase of $3.5 million for the three months ended March 31, 2018; and

•

an increase in the restaurant food liability of $13.1 million for the three months ended March 31, 2019 compared to an increase of $6.9 million for the three months ended March 31, 2018 due to the timing of payments to our restaurant partners at quarter-end.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, the development of the Grubhub platform and the purchase of property and equipment to support the growth of the business and the acquisition of other intangible assets.

For the three months ended March 31, 2019, net cash used in investing activities was $24.5 million compared to $3.3 million for the same period in the prior year. The increase in net cash used in investing activities during the three months ended March 31, 2019 was primarily due to a decrease in proceeds from maturity of investments of $6.5 million, an increase in the acquisition of certain assets of businesses of $5.4 million and an increase in the development of the Grubhub platform of $4.4 million.

Cash Flows Used in Financing Activities

The Company’s financing activities during the periods presented consisted primarily of repayments of borrowings under the credit facility, taxes paid related to net settlement of stock-based compensation awards and proceeds from the exercises of stock options.

For the three months ended March 31, 2019, net cash used in financing activities was $11.2 million compared to $30.3 million for the three months ended March 31, 2018. The decrease in net cash used in financing activities was primarily related to a decrease in repayments of borrowings under the credit facility of $23.8 million during the three months ended March 31, 2019, partially offset by a decrease in proceeds from the exercises of stock options of $4.5 million.

Acquisitions of Businesses and Other Intangible Assets

On November 7, 2018, the Company acquired Tapingo and on September 13, 2018, the Company acquired LevelUp. The Company paid an aggregate of $518.5 million in cash to acquire LevelUp and Tapingo, net of cash acquired of $7.5 million and non-cash consideration of $3.0 million. See Note 3, Acquisitions, for additional details.

In October of 2018, the Company completed the acquisition of substantially all of the restaurant and diner network assets of OrderUp for $18.5 million, of which $11.8 million was paid in cash at closing, $5.4 million was paid in the first quarter of 2019 and the remaining $1.3 million will be paid in 2019.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations, inflation rate risk and other market related risks as follows:

Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings of $340.3 million under the Credit Agreement as of March 31, 2019. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.125% and 1.750% and in the case of alternate base rate loans is between 0.125% and 0.750%, and in each case, is based upon the Company’s consolidated total net leverage ratio (as defined in the Credit Agreement). The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment test as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of March 31, 2019, the Company had $1,005.4 million in goodwill.

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended March 31, 2019 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2018 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of our common stock as of March 31, 2019 decreased relative to its price as of September 30, 2018. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of March 31, 2019, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

As of March 31, 2019, there were no material changes to the Company’s commitments under contractual obligations as compared to the contractual obligations disclosed in the 2018 Form 10-K.

Contingencies

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the three months ended March 31, 2019.

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

Other than the changes disclosed in Note 2, Significant Accounting Policies, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q, there have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in in the 2018 Form 10-K.

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

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A, Risk Factors, of the 2018 Form 10-K and Part II, Item 1A, Risk Factors, in subsequent quarterly reports, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

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

•	our ability to strengthen the Company’s takeout marketplace;
•	the impact of interruptions or disruptions to our service on our business, reputation or brand;
•	our ability to choose and effectively manage third-party service providers;
•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•	our ability to generate positive cash flow and achieve and maintain profitability;
•	our ability to maintain an adequate rate of growth and effectively manage that growth;
•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;
•	the exposure to potential liability and expenses for legal claims and harm to our business;
•	our ability to defend the classification of members of our delivery network as independent contractors;
•	our ability to keep pace with technology changes in the takeout industry;
•	our ability to grow the usage of the Company’s mobile applications and monetize this usage;
•	our ability to properly use, protect and maintain the security of personal information and data provided by diners;
•	the impact of payment processor costs and procedures;
•	our ability to successfully compete with the traditional takeout ordering process and online competitors and the effects of increased competition on our business;
•	our ability to innovate and provide a superior experience for restaurants and diners;
•	our ability to successfully expand in existing markets and into new markets;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to grow our restaurant delivery services in an effective and cost efficient manner;
•	the impact of weather and the effects of natural or man-made catastrophic events on the Company’s business;
•	our ability to maintain, protect and enhance the Company’s intellectual property;
•	our ability to obtain capital to support business growth;

•	our ability to comply with the operating and financial covenants in our credit agreement; and
•	our ability to comply with modified or new legislation and governmental regulations affecting our business.

While forward-looking statements are our best prediction at the time they are made, you should not place undue reliance on them.  Forward-looking statements speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Quantitative and Qualitative Disclosures About Market Risk, of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2019 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 7, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in the 2018 Form 10-K. However, you should carefully consider the factors discussed in the 2018 Form 10-K and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2019.

Issuer Purchases of Equity Securities

On January 22, 2016, the Board of Directors of the Company approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. The repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion.

During the three months ended March 31, 2019, the Company did not repurchase any of its common stock.

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

Date: May 10, 2019