Form 10-Q
period 2019-06-30
GrubHub Inc.
filed 2019-08-06
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, 91,353,172 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$358,847	$211,245
Short-term investments	18,190	14,084
Accounts receivable, less allowances for doubtful accounts	123,801	110,855
Income tax receivable	9,520	9,949
Prepaid expenses and other current assets	23,752	17,642
Total current assets	534,110	363,775
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	148,995	119,495
OTHER ASSETS:
Other assets	23,166	14,186
Operating lease right-of-use asset	104,078	—
Goodwill	1,005,477	1,019,239
Acquired intangible assets, net of amortization	527,423	549,013
Total other assets	1,660,144	1,582,438
TOTAL ASSETS	$2,343,249	$2,065,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$124,261	$127,344
Accounts payable	21,527	26,656
Accrued payroll	21,296	18,173
Current portion of long-term debt	—	6,250
Current operating lease liability	6,875	—
Other accruals	46,697	44,745
Total current liabilities	220,656	223,168
LONG-TERM LIABILITIES:
Deferred taxes, non-current	32,695	46,383
Noncurrent operating lease liability	114,724	—
Long-term debt	492,723	335,548
Other accruals	751	18,270
Total long-term liabilities	640,893	400,201
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of June 30, 2019 and December 31, 2018; issued and outstanding: no shares as of June 30, 2019 and December 31, 2018.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at June 30, 2019 and December 31, 2018; issued and outstanding: 91,230,916 and 90,756,548 shares as of June 30, 2019 and December 31, 2018, respectively	9	9
Accumulated other comprehensive loss	(1,980)	(1,891)
Additional paid-in capital	1,126,174	1,094,866
Retained earnings	357,497	349,355
Total stockholders’ equity	$1,481,700	$1,442,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,343,249	$2,065,708

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$325,058	$239,741	$648,828	$472,311
Costs and expenses:
Operations and support	162,406	102,445	323,756	198,728
Sales and marketing	74,128	46,231	152,582	94,987
Technology (exclusive of amortization)	29,400	18,717	56,650	36,048
General and administrative	25,784	18,180	48,571	35,877
Depreciation and amortization	27,223	19,849	52,312	40,800
Total costs and expenses	318,941	205,422	633,871	406,440
Income from operations	6,117	34,319	14,957	65,871
Interest expense - net	5,467	8	8,279	1,030
Income before provision for income taxes	650	34,311	6,678	64,841
Income tax (benefit) expense	(602)	4,191	(1,464)	3,955
Net income attributable to common stockholders	$1,252	$30,120	$8,142	$60,886
Net income per share attributable to common stockholders
Basic	$0.01	$0.34	$0.09	$0.69
Diluted	$0.01	$0.33	$0.09	$0.67
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	91,177	89,503	91,064	88,294
Diluted	92,786	92,503	92,852	91,297

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,252	$30,120	$8,142	$60,886
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(316)	(656)	(89)	(300)
COMPREHENSIVE INCOME	$936	$29,464	$8,053	$60,586

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,142	$60,886
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	13,626	10,526
Deferred taxes	298	(3,308)
Amortization of intangible assets and developed software	38,686	30,274
Stock-based compensation	36,527	22,170
Other	3,240	3,042
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(13,349)	3,888
Income taxes receivable	429	1,882
Prepaid expenses and other assets	(14,857)	(8,446)
Restaurant food liability	(3,078)	(9,870)
Accounts payable	(10,216)	(107)
Accrued payroll	3,122	(1,961)
Other accruals	7,219	7,041
Net cash provided by operating activities	69,789	116,017
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(25,526)	(44,271)
Proceeds from maturity of investments	21,636	29,116
Capitalized website and development costs	(22,188)	(13,145)
Purchases of property and equipment	(23,140)	(19,266)
Acquisition of other intangible assets	(8,889)	—
Acquisitions of businesses, net of cash acquired	127	737
Other cash flows from investing activities	—	24
Net cash used in investing activities	(57,980)	(46,805)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of senior notes	500,000	—
Repayments of borrowings under the credit facility	(342,313)	(51,562)
Proceeds from the issuance of common stock	—	200,000
Taxes paid related to net settlement of stock-based compensation awards	(15,360)	(18,717)
Proceeds from exercise of stock options	2,930	9,958
Payments for debt issuance costs	(8,954)	—
Net cash provided by financing activities	136,303	139,679
Net change in cash, cash equivalents, and restricted cash	148,112	208,891
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(318)
Cash, cash equivalents, and restricted cash at beginning of year	215,802	238,239
Cash, cash equivalents, and restricted cash at end of the period	$363,912	$446,812
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$567	$7,426
Capitalized property, equipment and website and development costs in accounts payable at period end	5,310	1,430
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$358,847	$442,678
Restricted cash included in prepaid expenses and other current assets	1,904	1,500
Restricted cash included in other assets	3,161	2,634
Total cash, cash equivalents, and restricted cash	$363,912	$446,812

(See Notes to Condensed Consolidated Financial Statements (unaudited)

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount

	Three Months Ended June 30, 2019
Balance at April 1, 2019	91,074,285	$9	$1,107,047	$(1,664)	$356,245	$1,461,637
Net income	—	—	—	—	1,252	1,252
Currency translation	—	—	—	(316)	—	(316)
Stock-based compensation	—	—	24,015	—	—	24,015
Stock option exercises and vesting of restricted stock units, net of withholdings and other	234,356	—	506	—	—	506
Shares repurchased and retired to satisfy tax withholding upon vesting	(77,725)	—	(5,394)	—	—	(5,394)
Balance at June 30, 2019	91,230,916	$9	$1,126,174	$(1,980)	$357,497	$1,481,700

	Three Months Ended June 30, 2018
Balance at April 1, 2018	87,287,041	$9	$856,443	$(872)	$301,640	$1,157,220
Net income	—	—	—	—	30,120	30,120
Currency translation	—	—	—	(656)	—	(656)
Stock-based compensation	—	—	13,946	—	—	13,946
Stock option exercises and vesting of restricted stock units, net of withholdings and other	302,880	—	3,010	—	—	3,010
Shares repurchased and retired to satisfy tax withholding upon vesting	(72,958)	—	(7,232)	—	—	(7,232)
Issuance of common stock, investment	2,820,464	—	200,000	—	—	200,000
Balance at June 30, 2018	90,337,427	$9	$1,066,167	$(1,528)	$331,760	$1,396,408

	Six Months Ended June 30, 2019
Balance at January 1, 2019	90,756,548	$9	$1,094,866	$(1,891)	$349,355	$1,442,339
Net income	—	—	—	—	8,142	8,142
Currency translation	—	—	—	(89)	—	(89)
Stock-based compensation	—	—	43,738	—	—	43,738
Stock option exercises and vesting of restricted stock units, net of withholdings and other	676,527	—	2,930	—	—	2,930
Shares repurchased and retired to satisfy tax withholding upon vesting	(202,159)	—	(15,360)	—	—	(15,360)
Balance at June 30, 2019	91,230,916	$9	$1,126,174	$(1,980)	$357,497	$1,481,700

	Six Months Ended June 30, 2018
Balance at January 1, 2018	86,790,624	$9	$849,043	$(1,228)	$269,992	$1,117,816
Net income	—	—	—	—	60,886	60,886
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	882	882
Currency translation	—	—	—	(300)	—	(300)
Stock-based compensation	—	—	25,883	—	—	25,883
Stock option exercises and vesting of restricted stock units, net of withholdings and other	946,768	—	9,958	—	—	9,958
Shares repurchased and retired to satisfy tax withholding upon vesting	(220,429)	—	(18,717)	—	—	(18,717)
Issuance of common stock, investment	2,820,464	—	200,000	—	—	200,000
Balance at June 30, 2018	90,337,427	$9	$1,066,167	$(1,528)	$331,760	$1,396,408

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization

Grubhub Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as the “Company”) provide an online and mobile takeout marketplace for restaurant pick-up and delivery orders. The Company connects diners and restaurants through restaurant technology and easy-to-use platforms. Diners enter their delivery address or use geo-location within the mobile applications and the Company displays the menus and other relevant information for restaurants in its network. Orders may be placed directly online, via mobile applications or over the phone. The Company primarily charges the restaurant a per order commission that is primarily percentage-based. In many markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019 (the “2018 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the six months ended June 30, 2019 related to leases. There have been no other material changes to the Company’s significant accounting policies described in the 2018 Form 10-K.

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

In February 2016, and in subsequent updates, the FASB issued Accounting Standards Codification Topic 842, Leases (“ASC Topic 842”). Under ASC Topic 842, a lessee recognizes a liability to make lease payments and a right-of-use asset for all leases (with the exception of short-term leases) in the statement of financial position at the commencement date. ASC Topic 842 was effective for and adopted by the Company in the first quarter of 2019. The Company adopted ASC Topic 842 using the modified retrospective transition method applied to all existing leases beginning January 1, 2019. Periods prior to adoption were not adjusted and continue to be reported in accordance with historic accounting guidance under ASC Topic 840. The Company elected the optional practical expedient package which, among other things, includes retaining the historical classification of leases. The adoption of ASC Topic 842 resulted in the recognition on the condensed consolidated balance sheets as of January 1, 2019 of right-of-use assets of $81.2

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

million and lease liabilities for operating leases of $97.7 million but did not result in a cumulative-effect adjustment on retained earnings. The operating lease right-of-use asset includes the impact upon adoption of ASC Topic 842 of the derecognition of lease incentives, deferred rent, below-market lease intangibles, cease-use liabilities and prepaid rent balances recognized in prepaid expenses and other current assets and current and noncurrent other accruals on the consolidated balance sheets as of December 31, 2018. The adoption of ASC Topic 842 did not have and is not expected to have a material impact to the Company's consolidated results of operations or cash flows. See Note 7, Commitments and Contingencies, for additional details.

3. Acquisitions

There were no acquisitions during the six months ended June 30, 2019.

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

The excess of the consideration transferred in the acquisitions over the amounts assigned to the fair value of the assets acquired was recorded as goodwill, which represents the value of LevelUp’s technology team, the ability to simplify integrations with restaurants on the Company’s platform, and the expanded breadth and depth of the Company’s network of diners and campus relationships. The total goodwill related to the acquisitions of Tapingo and LevelUp of $415.6 million is not deductible for income tax purposes.

The assets acquired and liabilities assumed of Tapingo and LevelUp were recorded at their estimated fair values as of the closing dates of November 7, 2018 and September 13, 2018, respectively. The purchase price allocation for Tapingo is subject to change within the measurement period as the valuation of deferred taxes is subject to management review and approval. See Note 5, Goodwill and Acquired Intangible Assets, for a description of changes to the purchase price allocations for Tapingo and LevelUp during the six months ended June 30, 2019.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the preliminary and final purchase price allocation acquisition-date fair values of the asset and liabilities acquired in connection with the Tapingo and LevelUp acquisitions, respectively:

	Tapingo	LevelUp	Total
	(in thousands)
Accounts receivable	$3,101	$6,201	$9,302
Prepaid expenses and other current assets	843	1,396	2,239
Property and equipment	—	895	895
Other assets	163	—	163
Restaurant relationships	11,279	10,217	21,496
Diner acquisition	—	3,912	3,912
Below-market lease intangible	—	2,205	2,205
Developed technology	9,755	20,107	29,862
Goodwill	119,417	296,198	415,615
Net deferred tax asset	12,073	31,545	43,618
Accounts payable and accrued expenses	(4,573)	(3,249)	(7,822)
Total purchase price net of cash acquired	$152,058	$369,427	$521,485
Fair value of assumed ISOs attributable to pre-combination service	(372)	(2,594)	(2,966)
Net cash paid	$151,686	$366,833	$518,519

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

The Company incurred certain expenses directly and indirectly related to acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations of $0.3 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively, and of $0.8 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Pro Forma (unaudited)

The following unaudited pro forma information presents a summary of the operating results of the Company for the three and six months ended June 30, 2018 as if the acquisitions of Tapingo and LevelUp had occurred as of January 1 of the year prior to acquisition:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands, except per share data)
Revenues	$251,005	$494,352
Net income	21,115	42,736
Net income per share attributable to common shareholders:
Basic	$0.24	$0.48
Diluted	$0.23	$0.47

The pro forma adjustments that reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred, stock-based compensation expense for assumed equity awards and interest expense for transaction financings, as well as the pro forma tax impact of such adjustments for the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Depreciation and amortization	$1,440	$3,066
Transaction costs	(1,133)	(2,365)
Stock-based compensation	1,750	3,622
Interest expense	484	1,009
Income tax benefit	(752)	(1,578)

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

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$8,810	$—	$(19)	$8,791
Corporate bonds	449	—	—	449
Short-term investments
Commercial paper	16,892	—	(96)	16,796
Corporate bonds	1,298	—	—	1,298
Total	$27,449	$—	$(115)	$27,334

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$12,097	$—	$(21)	$12,076
Corporate bonds	870	—	—	870
Short-term investments
Commercial paper	13,334	—	(88)	13,246
Corporate bonds	750	—	—	750
Total	$27,051	$—	$(109)	$26,942

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of June 30, 2019.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$25,587	$(115)	$—	$—	$25,587	$(115)
Total	$25,587	$(115)	$—	$—	$25,587	$(115)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$25,322	$(109)	$—	$—	$25,322	$(109)
Corporate bonds	750	—	—	—	750	—
Total	$26,072	$(109)	$—	$—	$26,072	$(109)

The Company recognized interest income during the three months ended June 30, 2019 and 2018 of $0.7 million and $1.3 million, respectively, and for the six months ended June 30, 2019 and 2018 of $1.4 million and $1.9 million, respectively, within net interest expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 13, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$497,788	$(117,778)	$380,010	$494,278	$(103,457)	$390,821
Diner acquisition	48,293	(15,080)	33,213	47,541	(10,306)	37,235
Developed technology	35,826	(11,802)	24,024	38,385	(10,247)	28,138
Other	3,221	(2,721)	500	3,676	(2,615)	1,061
Trademarks	—	—	—	2,225	(2,225)	—
Below-market lease intangible	—	—	—	2,206	(124)	2,082
Total amortizable intangible assets	585,128	(147,381)	437,747	588,311	(128,974)	459,337
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$674,804	$(147,381)	$527,423	$677,987	$(128,974)	$549,013

The Company acquired $3.5 million and $0.8 million of restaurant and diner network assets, respectively, during the six months ended June 30, 2019. The gross carrying amount and accumulated amortization of the Company’s trademarks, developed technology and other intangible assets as of June 30, 2019 were adjusted in aggregate by $5.2 million and $5.1 million, respectively, for certain fully amortized assets that were no longer in use. Additionally, upon adoption of ASC Topic 842, the acquired below-market lease intangible was derecognized resulting in a corresponding adjustment to the operating lease right-of-use asset within the condensed consolidated balance sheets as of January 1, 2019. Amortization of the acquired below-market lease intangible was recognized as rent expense within the condensed consolidated statements of operations. See Note 7, Commitments and Contingencies, for further details.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Amortization expense for acquired intangible assets recognized within depreciation and amortization on the condensed consolidated statements of operations was $11.9 million and $9.6 million for the three months ended June 30, 2019 and 2018, respectively, and $23.8 million and $21.1 million for the six months ended June 30, 2019 and 2018, respectively.

The change in the carrying amount of goodwill during the six months ended June 30, 2019, which was primarily related to changes in the fair value of net deferred tax assets for the purchase price allocations of the Tapingo and LevelUp acquisitions during the measurement period, was as follows:

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2018	$1,019,239	$—	$1,019,239
Acquisitions – measurement period adjustments	(13,762)	—	(13,762)
Balance as of June 30, 2019	$1,005,477	$—	$1,005,477

Estimated future amortization expense of acquired intangible assets as of June 30, 2019 was as follows:

(in thousands)
The remainder of 2019	$26,942
2020	45,645
2021	38,812
2022	36,843
2023	30,348
Thereafter	259,157
Total	$437,747

6. Property and Equipment

The components of the Company’s property and equipment as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Developed software	$120,405	$90,302
Computer equipment	62,857	50,767
Leasehold improvements	49,210	39,550
Furniture and fixtures	14,209	10,801
Purchased software and digital assets	8,780	4,696
Construction in progress	140	1,976
Property and equipment	255,601	198,092
Accumulated depreciation and amortization	(106,606)	(78,597)
Property and equipment, net	$148,995	$119,495

The Company recorded depreciation and amortization expense for property and equipment other than developed software of $7.4 million and $5.4 million for the three months ended June 30, 2019 and 2018, respectively, and $13.6 million and $10.5 million for the six months ended June 30, 2019 and 2018, respectively.

The Company capitalized developed software costs of $15.8 million and $9.1 million for the three months ended June 30, 2019 and 2018, respectively, and $30.3 million and $17.3 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended June 30, 2019 and 2018 was $7.9 million and $4.8 million, respectively, and $14.9 million and $9.2 million for the six months ended June 30, 2019 and 2018, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7. Commitments and Contingencies

Leases

As of June 30, 2019, the Company had operating lease agreements for its office facilities in various locations throughout the U.S, as well as in the U.K. and Israel, which expire at various dates through May 2030. The terms of the lease agreements provide for fixed rental payments on a graduated basis. For its primary operating leases, the Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal for a period of five years.  The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

The Company determines if an arrangement is a lease at inception of a contract. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Non-lease components associated with lease components in the Company’s lease contracts are treated as a single lease component. As of June 30, 2019, the Company recognized on its condensed consolidated balance sheets operating lease right-of-use assets of $104.1 million that represent the Company's right to use an underlying asset during the lease term and current and noncurrent operating lease liabilities of $6.9 million and $114.7 million, respectively, that represent the Company's obligation to make lease payments. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. To determine the incremental borrowing rate, the Company uses information including the risk-free interest rate for the remaining lease term, the Company’s implied credit rating and interest rates of similar debt instruments of entities with comparable credit ratings. The Company recognizes rent expense on a straight-line basis over the lease term, which is allocated on a headcount basis to operations and support, sales and marketing, technology and general and administrative costs and expenses in the condensed consolidated statements of operations.

The components of lease costs, which consists of rent expense for leased office space, during the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Fixed operating lease cost	$3,945	$7,753
Short-term lease cost	403	853
Sublease income	(125)	(172)
Total lease cost	$4,223	$8,434

Supplemental cash flow information related to the Company’s operating leases as well as the weighted-average lease term and discount rate as of June 30, 2019 were as follows:

Six Months Ended June 30, 2019
Cash paid for operating lease liabilities (in thousands)	$6,733
Operating lease assets obtained in exchange for new operating lease obligations (in thousands)	$28,109
Weighted-average remaining lease term (years)	9.3
Weighted-average discount rate	5.0%

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Future lease payments under the Company’s operating lease agreements as of June 30, 2019 were as follows:

(in thousands)
The remainder of 2019	$6,906
2020	10,288
2021	18,515
2022	16,530
2023	16,605
Thereafter	87,496
Total future lease payments	$156,340
Less interest	(34,741)
Present value of lease liabilities	$121,599

The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees. Lease incentives reduce lease payments in the period in which they are expected to be received.

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

In September 2018, the district court granted summary judgment (on another defendant’s motion) of unpatentability on the sole remaining patent and vacated the December 3, 2018 jury trial date for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. In October 2018, the district court entered final judgment on all claims in the case in which summary judgment was granted, and then stayed the remaining cases (including the cases against Grubhub and Seamless). Ameranth then appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. However, the Company is unable to predict the likelihood of success of Ameranth’s infringement claims and is unable to predict the likelihood of success of its counterclaims. The Company has not recorded an accrual related to this lawsuit as of June 30, 2019, as it does not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible range of loss is not estimable given the status of the case and the uncertainty as to whether the claims at issue are with or without merit, will be settled out of court, or will be determined in the Company’s favor, whether the Company may be required to expend significant management time and financial resources on the defense of such claims, and whether the Company will be able to recover any losses under its insurance policies.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

8. Debt

The following table summarizes the carrying value of the Company’s debt as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Senior Notes	$500,000	$—
Term loan	—	120,312
Revolving loan	—	222,000
Total debt	$500,000	$342,312
Less current portion	—	(6,250)
Less unamortized deferred debt issuance costs	(7,277)	(514)
Long-term debt	$492,723	$335,548

Senior Notes

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The net proceeds from the sale of the Senior Notes were $494.4 million after deducting the initial purchasers’ discount and offering expenses. The Company used $323.0 million of the proceeds from the Senior Notes offering to prepay and extinguish the term loan facility portion of the Company’s existing credit facility and $17.3 million to pay down the outstanding balance of the revolving loan under the existing credit facility. The remaining proceeds will be used for general corporate purposes.

The Senior Notes were issued pursuant to an indenture, dated June 10, 2019 (the “Indenture”), among Grubhub Holdings Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee. The Company has the option to redeem all or a portion of the Senior Notes at any time on or after July 1, 2022 by paying 100.0% of the principal amount of the Senior Notes plus a declining premium, plus accrued and unpaid interest to (but excluding) the redemption date. The premium declines from 2.750% during the twelve months on and after July 1, 2022, to 1.833% during the twelve months on and after July 1, 2023, to 0.917% during the twelve months on and after July 1, 2024, to zero on and after July 1, 2025. The Company may also redeem all or any portion of the Senior Notes at any time prior to July 1, 2022, at a price equal to 100.0% of the aggregate principal amount thereof plus a make-whole premium set forth in the Indenture and accrued and unpaid interest, if any. In addition, before July 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at a redemption price of 105.5% of the principal amount plus accrued and unpaid interest, if any, provided that certain conditions are met. In the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to make an offer to purchase the Senior Notes at a price equal to 101.0% of their principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed on a senior unsecured basis by the Company and each of its existing and future wholly owned domestic restricted subsidiaries that guarantees the credit facility or that guarantees certain of our other indebtedness or indebtedness of a guarantor.

The Indenture contains customary covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to incur additional debt or issue preferred shares; create liens on certain assets to secure debt; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications and also include customary events of default.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Credit Agreement

On February 6, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million and provided for term loans in an aggregate principal amount of $325 million. The $325 million term loan portion of the Credit Agreement was extinguished on June 10, 2019. In addition to the $225 million aggregate revolving loans available under the Credit Agreement as of June 30, 2019, the Company may incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024. The Credit Agreement replaced the Company’s prior $350 million credit facility, which was due to expire on October 9, 2022. There have been no changes in the terms of the Credit Agreement as described in Part II, Item 8, Note 16, Subsequent Events, to the Company’s 2018 Form 10-K.

Other Information

During the six months ended June 30, 2019, proceeds from the sale of the Senior Notes and cash on hand were used to pay down the principal balance outstanding under the Credit Agreement of $342.3 million. As of June 30, 2019, the Company’s outstanding debt consisted of $500.0 million in Senior Notes. There were no outstanding borrowings under the Credit Agreement as of June 30, 2019.

The fair value of the Company’s Senior Notes approximates their carrying value as of June 30, 2019 (see Note 13, Fair Value Measurement, for additional details). The Company was in compliance with the financial covenants of its debt facilities as of June 30, 2019. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

The Company capitalized $9.0 million of debt issuance costs during the six months ended June 30, 2019 in connection with the issuance of the Senior Notes and the amendment of the Credit Agreement. As of June 30, 2019, unamortized debt issuance costs of $1.3 million related to the revolving loan facility and $7.3 million related to the Senior Notes were recorded as other assets and as a reduction of long-term debt, respectively, on the condensed consolidated balance sheets. As of December 31, 2018, total unamortized debt issuance costs of $1.9 million were recorded as other assets and as a reduction of long-term debt on the condensed consolidated balance sheets in proportion to the borrowing capacities of the revolving and term loans.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility. The Company recognized interest expense of $6.2 million and $1.3 million during the three months ended June 30, 2019 and 2018, respectively, and $9.7 million and $2.9 million during the six months ended June 30, 2019 and 2018, respectively. Interest expense for the three and six months ended June 30, 2019 included $1.8 million and $1.9 million, respectively, for the write-off of unamortized debt issuance costs upon extinguishment of the term loan facility and the amendment of the Credit Agreement.

9. Stock-Based Compensation

The Company has granted non-qualified and incentive stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units. In May 2019, the Company’s stockholders approved an Amendment to the Grubhub Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”) which increased the aggregate number of shares that may be issued under the 2015 Plan by 5,000,000 shares. As of June 30, 2019, there were 6,103,270 shares of common stock authorized and available for issuance pursuant to awards granted under the 2015 Plan.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $20.0 million and $12.0 million during the three months ended June 30, 2019 and 2018, respectively, and $36.5 million and $22.2 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, $234.4 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.0 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock units in excess of the deferred tax assets that were previously recorded. During the three months ended June 30, 2019 and 2018, the Company recognized excess tax benefits from stock-based compensation of $1.1 million and $5.7 million, respectively, and $3.4 million and $13.9 million during the six months ended June 30, 2019 and 2018, respectively, within income tax (benefit) expense on the condensed consolidated statements of operations and within cash flows from operating activities on the condensed consolidated statements of cash flows.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company capitalized stock-based compensation expense as website and software development costs of $4.0 million and $2.0 million during the three months ended June 30, 2019 and 2018, respectively, and $7.2 million and $3.7 million during the six months ended June 30, 2019 and 2018, respectively.

Stock Options

The Company granted 333,929 and 347,891 stock options under the Grubhub Inc. 2015 Long-Term Incentive Plan during the six months ended June 30, 2019 and 2018, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatility is based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to determine the fair value of the stock options granted during the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
Weighted-average fair value options granted	$30.91	$33.52
Average risk-free interest rate	2.42%	2.40%
Expected stock price volatility	48.3%	45.7%
Dividend yield	None	None
Expected stock option life (years)	4.00	4.00

Stock option awards as of December 31, 2018 and June 30, 2019, and changes during the six months ended June 30, 2019, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2018	2,650,839	$33.13	$120,977	6.87
Granted	333,929	76.98
Forfeited	(19,822)	84.63
Exercised	(135,271)	21.67
Outstanding at June 30, 2019	2,829,675	38.49	116,109	6.77
Vested and expected to vest at June 30, 2019	2,826,380	38.44	116,103	6.77
Exercisable at June 30, 2019	1,825,098	$27.20	$94,383	5.87

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised was $1.5 million and $7.9 million during the three months ended June 30, 2019 and 2018, respectively, and $7.6 million and $22.5 million during the six months ended June 30, 2019 and 2018, respectively.

The Company recorded compensation expense for stock options of $5.1 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively, and $9.1 million and $4.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $33.2 million and is expected to be recognized over a weighted-average period of 2.5 years.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2018 and June 30, 2019, and changes during the six months ended June 30, 2019 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,328,857	$67.33
Granted	1,639,136	76.07
Forfeited	(306,500)	68.99
Vested	(541,256)	59.76
Cancelled	(52,357)	85.39
Outstanding at June 30, 2019	3,067,880	$73.15

Compensation expense related to restricted stock units was $14.9 million and $9.5 million during the three months ended June 30, 2019 and 2018, respectively, and $27.4 million and $17.3 million during the six months ended June 30, 2019 and 2018, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended June 30, 2019 and 2018 was $14.3 million and $19.7 million, respectively, and $41.2 million and $50.0 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, $201.2 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 3,037,394 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $73.10 is expected to be recognized over a weighted-average period of 3.1 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

10. Income Taxes

The Company’s effective tax rate was negative 92.6% (benefit) and positive 12.2% during the three months ended June 30, 2019 and 2018, respectively, and negative 21.9% (benefit) and positive 6.1% during the six months ended June 30, 2019 and 2018, respectively. The income tax (benefit) expense included the net impact of excess tax benefits for stock-based compensation of $1.1 million and $5.7 million for the three months ended June 30, 2019 and 2018, respectively, and $3.4 million and $13.9 million for the six months ended June 30, 2019 and 2018, respectively (see Note 9, Stock-based Compensation, for additional details).

In July 2019, the examination of Tapingo’s federal income tax return for the tax year ended December 31, 2016 was completed with no material findings. The Company does not expect any additional tax liabilities, penalties or interest as a result of the audit.

11. Stockholders’ Equity

As of June 30, 2019 and December 31, 2018, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At June 30, 2019 and December 31, 2018, there were 500,000,000 shares of common stock authorized. At June 30, 2019 and December 31, 2018, there were 91,230,916 and 90,756,548 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of June 30, 2019 or December 31, 2018.

On April 25, 2018, the Company issued and sold 2,820,464 shares of the Company’s common stock to Yum Restaurant Services Group, LLC (the “Investor”), a wholly owned subsidiary of Yum! Brands, Inc., for an aggregate purchase price of $200.0 million pursuant to an investment agreement dated February 7, 2018, by and between the Company and the Investor. The Company has used and expects to use the proceeds for general corporate purposes.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016. Repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

basic and diluted net income per share at the time of the transaction. During the six months ended June 30, 2019, the Company did not repurchase any shares of its common stock.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of June 30, 2019 or December 31, 2018.

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

The sale of the 2,820,464 shares of the Company’s common stock to the Investor on April 25, 2018 resulted in an immediate increase in the outstanding shares used to calculate the weighted-average common shares outstanding for the three and six months ended June 30, 2018 (See Note 11, Stockholders’ Equity).

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Basic earnings per share:
Net income attributable to common stockholders (numerator)	$1,252	$30,120	$8,142	$60,886
Shares used in computation (denominator)
Weighted-average common shares outstanding	91,177	89,503	91,064	88,294
Basic earnings per share	$0.01	$0.34	$0.09	$0.69
Diluted earnings per share:
Net income attributable to common stockholders (numerator)	$1,252	$30,120	$8,142	$60,886
Shares used in computation (denominator)
Weighted-average common shares outstanding	91,177	89,503	91,064	88,294
Effect of dilutive securities:
Stock options	1,188	1,620	1,248	1,620
Restricted stock units	421	1,380	540	1,383
Weighted-average diluted shares	92,786	92,503	92,852	91,297
Diluted earnings per share	$0.01	$0.33	$0.09	$0.67

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Anti-dilutive shares underlying stock-based awards:
Stock options	854	348	853	348
Restricted stock units	2,060	38	633	38

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

The Company applied the following methods and assumptions in estimating its fair value measurements. The Company’s commercial paper, investments in corporate bonds, certain money market funds and Senior Notes are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly. The fair value of the Company’s outstanding borrowings under the Credit Agreement as of December 31, 2018 was classified as Level 3 within the fair value hierarchy because it was valued using an income approach, which utilized a discounted cash flow technique that considered the credit profile of the Company. Accounts receivable, restaurant food liability and accounts payable approximate fair value due to their generally short-term maturities.

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Level 2	Carrying Value	Level 2	Level 3	Carrying Value
	(in thousands)
Assets
Money market funds	$26	$26	$61	$—	$61
Commercial paper	25,587	25,702	25,322	—	25,431
Corporate bonds	1,747	1,747	1,620	—	1,620
Total assets	$27,360	$27,475	$27,003	$—	$27,112
Liabilities
Long-term debt, including current maturities	$500,000	$500,000	$—	$342,745	$342,312
Total liabilities	$500,000	$500,000	$—	$342,745	$342,312

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

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is the nation’s leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 125,000 local restaurants with hungry diners in thousands of cities across the United States and is focused on transforming the takeout experience. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”. The Company charges restaurants on the Platform a per-order commission that is primarily percentage-based. Most of the restaurants on the Company’s Platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the Platform. In many markets, the Company also provides delivery services to restaurants on its Platform that do not have their own delivery operations. Restaurants that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. As of June 30, 2019, the Company was providing delivery services in approximately 320 of the largest core-based statistical areas across the country.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Active Diners	20,288,000	15,581,000	30%	20,288,000	15,581,000	30%
Daily Average Grubs	488,900	423,200	16%	504,900	430,000	17%
Gross Food Sales (in millions)	$1,459.3	$1,220.4	20%	$2,961.6	$2,465.4	20%

The Company experienced significant growth across all of its key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the three and six months ended June 30, 2019 as compared to the same period in the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements.

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table sets forth the Company’s results of operations for the three months ended June 30, 2019 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended June 30,
	2019		2018
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$325,058	100%	$239,741	100%	$85,317	36%
Costs and expenses:
Operations and support	162,406	50%	102,445	43%	59,961	59%
Sales and marketing	74,128	23%	46,231	19%	27,897	60%
Technology (exclusive of amortization)	29,400	9%	18,717	8%	10,683	57%
General and administrative	25,784	8%	18,180	8%	7,604	42%
Depreciation and amortization	27,223	8%	19,849	8%	7,374	37%
Total costs and expenses(a)	318,941	98%	205,422	86%	113,519	55%
Income from operations	6,117	2%	34,319	14%	(28,202)	(82%)
Interest expense - net	5,467	2%	8	0%	5,459	nm
Income before provision for income taxes	650	0%	34,311	14%	(33,661)	(98%)
Income tax (benefit) expense	(602)	0%	4,191	2%	(4,793)	(114%)
Net income attributable to common stockholders	$1,252	0%	$30,120	13%	$(28,868)	(96%)

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$54,730	17%	$67,419	28%	$(12,689)	(19%)
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

nm     Not meaningful

Revenues

Revenues increased by $85.3 million, or 36%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily related to the significant growth in Active Diners, which increased from 15.6 million to 20.3 million at the end of each period, driving an increase in Daily Average Grubs to 488,900 during the three months ended June 30, 2019 from 423,200 during the same period in 2018. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements to drive more orders. In addition, revenue increased during the three months ended June 30,

2019 compared to the same period in 2018 due to an increase in our average commission rates, the inclusion of results from acquisitions (see Note 3, Acquisitions) and higher average order size.

Operations and Support

Operations and support expense increased by $60.0 million, or 59%, for the three months ended June 30, 2019 compared to the same period in 2018. This increase was primarily attributable to expenses incurred to support the 20% growth in Gross Food Sales and the related increase in order volume including expenses related to delivering orders, the inclusion of results from recent acquisitions, payment processing costs and customer care and operations personnel costs. Delivery expenses increased disproportionally with revenue growth during the three months ended June 30, 2019 compared to the prior year period due to organic growth of delivery orders and the expansion of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $27.9 million, or 60%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase of $18.8 million in the Company’s advertising campaigns across various media channels, as well as a 57% growth in our sales and marketing teams, including employees acquired in recent acquisitions. Stock-based compensation for the sales and marketing team for the three months ended June 30, 2019 included $1.6 million of expense related to the accelerated vesting of equity awards to a terminated acquired employee.

Technology (exclusive of amortization)

Technology expense increased by $10.7 million, or 57%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to the 57% growth in the Company’s technology team as a result of the impact of acquisitions and organic growth, including related salaries, stock-based compensation expense, payroll taxes and benefits to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $7.6 million, or 42%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to the inclusion of results of operations and employee related costs from recent acquisitions as well as increases in legal fees and a number of other miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.4 million, or 37%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to the increase in capital spending on internally developed software, leasehold improvements, restaurant facing technology, and office equipment to support the growth of the business, as well as amortization of intangible assets acquired in recent acquisitions, partially offset by certain intangible assets that became fully amortized.

Interest Expense

Interest expense increased by $5.5 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to the increase in outstanding borrowings of long-term debt in the current period. Interest expense for the three months ended June 30, 2019 also included the write-off of $1.8 million of unamortized debt issuance costs as a result of the extinguishment of the Company’s term loan portion of the credit facility in June of 2019.

Income Tax (Benefit) Expense

Income tax expense decreased by $4.8 million for the three months ended June 30, 2019 compared to the same period in 2018. The decrease in income tax expense was primarily due to the decrease in income before provision for income taxes due to the factors described above, partially offset by a $4.6 million decrease in discrete excess tax benefits from stock-based compensation as compared to the prior year period. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits from stock-based compensation. The Company calculated the income tax expense (benefit) for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Six Months Ended June 30, 2019 and 2018

The following table sets forth the Company’s results of operations for the six months ended June 30, 2019 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Six Months Ended June 30,
	2019		2018
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$648,828	100%	$472,311	100%	$176,517	37%
Costs and expenses:
Operations and support	323,756	50%	198,728	42%	125,028	63%
Sales and marketing	152,582	24%	94,987	20%	57,595	61%
Technology (exclusive of amortization)	56,650	9%	36,048	8%	20,602	57%
General and administrative	48,571	7%	35,877	8%	12,694	35%
Depreciation and amortization	52,312	8%	40,800	9%	11,512	28%
Total costs and expenses(a)	633,871	98%	406,440	86%	227,431	56%
Income from operations	14,957	2%	65,871	14%	(50,914)	(77%)
Interest expense - net	8,279	1%	1,030	0%	7,249	nm
Income before provision for income taxes	6,678	1%	64,841	14%	(58,163)	(90%)
Income tax (benefit) expense	(1,464)	(0%)	3,955	1%	(5,419)	(137%)
Net income attributable to common stockholders	$8,142	1%	$60,886	13%	$(52,744)	(87%)

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$105,623	16%	$131,482	28%	$(25,859)	(20%)
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

nm     Not meaningful

Revenues

Revenues increased by $176.5 million, or 37%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily related to the significant growth in Active Diners, which increased from 15.6 million to 20.3 million at the end of each period, driving an increase in Daily Average Grubs to 504,900 during the six months ended June 30, 2019 from 430,000 during the same period in 2018. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements to drive more orders. In addition, revenue increased during the six months ended June 30, 2019 compared to the same period in 2018 due to an increase in the Company’s average commission rates and the inclusion of results from acquisitions (see Note 3, Acquisitions).

Operations and Support

Operations and support expense increased by $125.0 million, or 63%, for the six months ended June 30, 2019 compared to the same period in 2018. This increase was primarily attributable to expenses incurred to support the 20% growth in Gross Food Sales and the related increase in order volume including expenses related to delivering orders, the inclusion of results from recent acquisitions, payment processing costs and customer care and operations personnel costs. Delivery expenses increased disproportionally with revenue growth during the six months ended June 30, 2019 compared to the prior year due to organic growth of the Company’s delivery orders and expansion of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $57.6 million, or 61%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase of $41.0 million in the Company’s advertising campaigns across various media channels as well as a 52% growth in our sales and marketing teams, including employees acquired in recent acquisitions.

Technology (exclusive of amortization)

Technology expense increased by $20.6 million, or 57%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to 62% growth in the Company’s technology team as a result of the impact of acquisitions and organic growth, including related salaries, stock-based compensation expense, payroll taxes, and benefits to support the growth and development of our platform.

General and Administrative

General and administrative expense increased by $12.7 million, or 35%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to the inclusion of results of operations and employee related costs from recent acquisitions, stock-based and other compensation expense, as well as increases in legal fees and a number of other miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $11.5 million, or 28%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to the increase in capital spending on internally developed software, leasehold improvements, restaurant facing technology, and office equipment to support the growth of the business, as well as amortization of intangible assets acquired in recent acquisitions, partially offset by certain intangible assets that became fully amortized.

Interest Expense

Interest expense increased by $7.2 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to the increase in outstanding borrowings of long-term debt in the current period. Interest expense for the six months ended June 30, 2019 also included the write-off of $1.9 million of unamortized debt issuance costs as a result of the extinguishment of the Company’s term loan portion of the credit facility in June of 2019 and amendment of its existing credit agreement in February of 2019.

Income Tax (Benefit) Expense

Income tax expense decreased by $5.4 million for the six months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to the decrease in income before provision for income taxes due to the factors described above, partially offset by a $10.5 million decrease in discrete excess tax benefits from stock-based compensation during the six months ended June 30, 2019 as compared to the prior year period. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits from stock-based compensation. The Company calculated the income tax expense (benefit) for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income for each of the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$1,252	$30,120	$8,142	$60,886
Income taxes	(602)	4,191	(1,464)	3,955
Interest expense - net	5,467	8	8,279	1,030
Depreciation and amortization	27,223	19,849	52,312	40,800
EBITDA	33,340	54,168	67,269	106,671
Acquisition, restructuring and legal costs(a)	1,341	1,312	1,827	2,641
Stock-based compensation	20,049	11,939	36,527	22,170
Adjusted EBITDA	$54,730	$67,419	$105,623	$131,482
(a)

Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with acquisitions and restructuring initiatives. Legal costs included above are not expected to be recurring (see Note 7, Commitments and Contingencies, for additional details).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company had cash and cash equivalents of $358.8 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $18.2 million consisting of commercial paper and other short-term corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has additional availability under the credit facility.

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

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”). Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The net proceeds from the sale of the Senior Notes were $494.4 million after deducting the initial purchasers’ discount and offering expenses. The Company used $323.0 million of the proceeds from the Senior Notes offering to prepay and extinguish the term loan facility portion of the Company’s existing credit facility and $17.3 million to pay down the outstanding balance of the revolving loan under the existing credit facility. The remaining proceeds will be used for general corporate purposes. The Senior Notes are guaranteed on a senior unsecured basis by the Company and each of its existing and future wholly owned domestic restricted subsidiaries that guarantees the credit facility or that guarantees certain of our other indebtedness or indebtedness of a guarantor. The Company has the option to redeem all or a portion of the Senior Notes at various redemption or make-whole prices per the terms of indenture pursuant to which the Senior Notes were issued. In addition, the Company will be obligated to make an offer to repurchase the Senior Notes upon the occurrence of a Change of Control Triggering Event (as defined in the indenture). See Note 8, Debt, for additional details.

On February 6, 2019, the Company entered into a new credit agreement which provides, among other things, for aggregate revolving loans up to $225 million and provided for term loans in an aggregate principal amount of $325 million (the “Credit Agreement”). The $325 million term loan portion of the Credit Agreement was extinguished on June 10, 2019. In addition to the $225 million aggregate revolving loans available under the Credit Agreement as of June 30, 2019, the Company may incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024. The Credit Agreement replaced the Company’s prior $350 million credit facility, which was due to expire on October 9, 2022. See Note 8, Debt, for additional details.

During the six months ended June 30, 2019, proceeds from the sale of the Senior Notes and cash on hand were used to pay down the principal balance outstanding under the Credit Agreement of $342.3 million. As of June 30, 2019, the Company’s outstanding debt consisted of $500.0 million in Senior Notes and there were no outstanding borrowings under the Credit Agreement. The undrawn portion of the revolving loan under the Credit Agreement of $225.0 million less $5.3 million of outstanding letters of credit issued under the Credit Agreement provided for additional capacity of $219.7 million available to the Company under the Credit Agreement as of June 30, 2019 that may be used for general corporate purposes, including funding working capital and future acquisitions.

The agreements governing the Company's debt contain customary covenants that, among other things, may restrict the ability of the Company and the ability of certain of its subsidiaries to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. In addition, the Company's Credit Agreement requires the Company to satisfy certain financial covenants. These covenants are subject to a number of important exceptions and qualifications and also include customary events of default. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Company's debt facilities becoming immediately due and payable. The Company was in compliance with the financial covenants of its debt facilities as of June 30, 2019. The Company expects to remain in compliance for the foreseeable future.

On January 22, 2016, the Company’s Board of Directors approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. The repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. During the six months ended June 30, 2019 and 2018, the Company did not repurchase any of its common stock. Since inception of the program, the

Company has repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

The following table sets forth certain cash flow information for the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$69,789	$116,017
Net cash used in investing activities	(57,980)	(46,805)
Net cash provided by financing activities	136,303	139,679

Cash Flows Provided by Operating Activities

For the six months ended June 30, 2019, net cash provided by operating activities was $69.8 million compared to $116.0 million for the same period in 2018. The decrease in cash flows from operations was driven primarily by the decrease in net income of $52.7 million and changes in operating assets and liabilities, partially offset by a $29.7 million increase in non-cash expenses. The increase in non-cash expenses primarily related to an increase of $14.4 million related to stock-based compensation and an increase in depreciation and amortization of $11.5 million. During the six months ended June 30, 2019 and 2018, significant changes in the Company’s operating assets and liabilities, net of the effects of business acquisitions, resulted from the following:

•

an increase in accounts receivable of $13.3 million for the six months ended June 30, 2019 compared to a decrease of $3.9 million for the six months ended June 30, 2018 primarily due to the timing of the receipt of processor payments to the Company at quarter-end;

•	a decrease in accounts payable of $10.2 million for the six months ended June 30, 2019 compared to a decrease of $0.1 million for the six months ended June 30, 2018 due to the timing of payments;
•

a decrease in the restaurant food liability of $3.1 million for the six months ended June 30, 2019 compared to a decrease of $9.9 million for the six months ended June 30, 2018 due to the timing of payments to our restaurant partners at quarter-end;

•

an increase in prepaid expenses and other assets of $14.9 million for the six months ended June 30, 2019 primarily related to increases in deferred contract acquisition costs and prepaid customer incentives compared to an increase of $8.4 million for the six months ended June 30, 2018; and

•

an increase in accrued expenses of $10.3 million for the six months ended June 30, 2019 primarily related to an increase in accrued driver payments, advertising costs, diner gift card liabilities and interest on the Senior Notes compared to an increase of $5.1 million for the six months ended June 30, 2018.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of purchases of and proceeds from maturities of short-term investments, the purchase of property and equipment and the development of the Grubhub platform to support the growth of the business, and the acquisition of other intangible assets.

For the six months ended June 30, 2019, net cash used in investing activities was $58.0 million compared to $46.8 million for the same period in the prior year. The increase in net cash used in investing activities during the six months ended June 30, 2019 was primarily due to an increase in the development of the Grubhub platform of $9.0 million, the acquisition of certain assets of businesses of $8.9 million in the current year, and a decrease in proceeds from the maturity of investments of $7.5 million. These changes were partially offset by a decrease in the purchases of investments of $18.7 million.

Cash Flows Provided by Financing Activities

The Company’s financing activities during the periods presented consisted primarily of proceeds from the issuance of Senior Notes, repayments of borrowings under the Credit Agreement, proceeds from the issuance of common stock, and taxes paid related to net settlement of stock-based compensation awards.

For the six months ended June 30, 2019, net cash provided by financing activities was $136.3 million compared to $139.7 million for the six months ended June 30, 2018. The slight decrease in net cash provided by financing activities during the six months ended June 30, 2019 was primarily related to the issuance of common stock of $200.0 million in the prior year, debt issuance costs of $9.0 million in the current year and a $7.0 million decrease in proceeds from the exercise of stock options as compared to the prior year, largely offset by the increase in proceeds, net of payments, from long-term debt of $209.2 million as compared to the prior year.

Acquisitions of Businesses and Other Intangible Assets

On November 7, 2018, the Company acquired Tapingo and on September 13, 2018, the Company acquired LevelUp. The Company paid an aggregate of $518.5 million in cash to acquire LevelUp and Tapingo, net of cash acquired of $7.5 million and non-cash consideration of $3.0 million. See Note 3, Acquisitions, for additional details.

The Company has paid $8.9 million in cash for the acquisition of certain restaurant and diner network assets during the six months ended June 30, 2019. In October of 2018, the Company completed the acquisition of substantially all of the restaurant and diner network assets of OrderUp for $18.5 million of which $11.8 million was paid in cash at closing, $5.4 million was paid in the first quarter of 2019 and the remaining $1.3 million will be paid in 2019.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations, inflation rate risk and other market related risks as follows:

Interest Rate Risk

The Company had outstanding borrowings under its 5.500% Senior Notes of $500.0 million and did not have any outstanding borrowings under the Credit Agreement as of June 30, 2019. The Company is exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement and price risk on its fixed-rate Senior Notes described above. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company’s earnings or cash flows. The Company generally has no obligation to prepay the Senior Notes before maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt unless the Company becomes required or elects to refinance or repurchase such debt. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.125% and 1.750% and in the case of alternate base rate loans is between 0.125% and 0.750%, and in each case, is based upon the Company’s consolidated total net leverage ratio (as defined in the Credit Agreement). The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment test as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of June 30, 2019, the Company had $1,005.5 million in goodwill.

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the six months ended June 30, 2019 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2018 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of our common stock as of June 30, 2019 decreased relative to its price as of September 30, 2018. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of June 30, 2019, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

As of June 30, 2019, the Company’s total contractual obligations have increased from those disclosed in the 2018 Form 10-K primarily due to the issuance of the Company’s $500.0 million 5.500% Senior Notes (see Note 8, Debt, for additional details). Our contractual commitments related to debt and interest due on debt as of June 30, 2019 consisted of $500.0 million in Senior Notes and $221.5 million in interest due on the Senior Notes. Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. Additionally, there were no outstanding borrowings under the Credit Agreement as of June 30, 2019, resulting in a decrease in the contractual commitments related to the Credit Agreement previously disclosed in the 2018 Form 10-K.

The Company’s contractual commitments under operating leases have also increased as a result of the commencement of a new operating lease and a modification to extend a lease term for office space in June of 2019. See Note 7, Commitments and Contingencies, for details of the Company’s future minimum lease payments under its operating lease agreements as of June 30, 2019.

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

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for pending standards and their estimated effect on the Company’s consolidated financial statements and accounting standards adopted during the six months ended June 30, 2019.

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

•	our ability to strengthen the Company’s takeout marketplace;
•	the impact of interruptions or disruptions to our service on our business, reputation or brand;
•	our ability to choose and effectively manage third-party service providers;
•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•	our ability to generate positive cash flow and achieve and maintain profitability;
•	our ability to maintain an adequate rate of growth and effectively manage that growth;
•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;
•	the exposure to potential liability and expenses for legal claims and harm to our business;
•	our ability to defend the classification of members of our delivery network as independent contractors;
•	our ability to keep pace with technology changes in the takeout industry;
•	our ability to grow the usage of the Company’s mobile applications and monetize this usage;
•	our ability to properly use, protect and maintain the security of personal information and data provided by diners;
•	the impact of payment processor costs and procedures;
•	our ability to successfully compete with the traditional takeout ordering process and online competitors and the effects of increased competition on our business;
•	our ability to innovate and provide a superior experience for restaurants and diners;
•	our ability to successfully expand in existing markets and into new markets;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to grow our restaurant delivery services in an effective and cost efficient manner;
•	the impact of weather and the effects of natural or man-made catastrophic events on the Company’s business;
•	our ability to maintain, protect and enhance the Company’s intellectual property;
•	our ability to obtain capital to support business growth;
•	our ability to comply with the covenants in our Credit Agreement and in the indenture governing our Senior Notes; and
•	our ability to comply with modified or new legislation and governmental regulations affecting our business.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2019 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2019.

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

During the three months ended June 30, 2019, the Company did not repurchase any of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated June 10, 2019, among Grubhub Holdings Inc., the guarantors party thereto and Wilmington Trust National association, as trustee.	8-K	001-36389	4.1	June 10, 2019

4.2	Form of 5.500% Senior Notes Due 2027 (included in Exhibit 4.1)	8-K	001-36389	4.2	June 10, 2019

10.1	First Amendment to Grubhub Inc. 2015 Long-Term Incentive Plan.	8-K	001-36389	10.1	May 21, 2019

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: August 6, 2019