Form 10-K
period 2019-12-31
GrubHub Inc.
filed 2020-02-28
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2019, was $5,349,074,861.

The number of shares of Registrant’s Common Stock outstanding as of February 14, 2020 was 91,840,273.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 19, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is a leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company connects more than 300,000 restaurants with hungry diners in thousands of cities across the United States and is focused on transforming the takeout experience. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”.

For restaurants, takeout enables them to grow their business without adding seating capacity or wait staff. Advertising for takeout, typically done through the distribution of menus to local households or advertisements in local publications, is often inefficient and requires upfront payment with no certainty of success. In contrast, Grubhub provides restaurants on its Platform with an efficient way to generate more takeout orders. Grubhub enables restaurants to access local diners at the moment when those diners are hungry and ready to purchase takeout. In addition, the Company does not charge the restaurants on its Platform any upfront or subscription fees, does not require any discounts from their full price menus and only gets paid for the orders the Company generates for them, providing restaurants with a low-risk, high-return solution. The Company charges restaurant partners on the Platform a per-order commission that is primarily percentage-based. In many markets, the Company also provides delivery services to restaurants on its Platform that do not have their own delivery operations. As of December 31, 2019, the Company was providing delivery services in more than 440 of the largest core-based statistical areas across the country.

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

The Company generates revenues primarily when diners place an order on its Platform. Restaurant partners pay a commission, typically a percentage of the transaction, on orders that are processed through the Company’s Platform. Most of the restaurant partners on the Company’s Platform can choose their level of commission rate, at or above the base rate. A restaurant partner can choose to pay a higher rate, which affects its prominence and exposure to diners on the Platform. Additionally, restaurant partners that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. The Company also recognizes as revenue any fees charged directly to the diner.

For most orders, diners use a credit card to pay the Company for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission and other fees. The Company generally accumulates funds and remits the net proceeds to the restaurant partners on at least a monthly basis. The Company also deducts commissions for other transactions that go through its platform, such as cash transactions for restaurants partners, from the aggregate proceeds received. Additionally, the Company provides consolidated invoicing for its corporate and campus program customers generally on a monthly basis.

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

Growth Strategy

The Company strives to make Grubhub an integral part of everyday life for restaurants and diners through the following growth strategies:

•

Grow the Takeout Marketplace. The Company intends to continue to grow the number of independent and national and regional chain (“Enterprise”) restaurants on its Platform, in existing and new geographic markets by providing them with opportunities to generate more takeout orders and by offering delivery services. The Company intends to continue to grow the number of diners and orders placed on the Platform primarily through word-of-mouth referrals and marketing that encourages adoption of the Company’s ordering Platform and increased order frequency.

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

Restaurant Benefits

With more than 300,000 restaurants currently on the Company’s Platform, of which the Company partners with more than 155,000, management believes that Grubhub provides restaurants with the following key benefits:

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
•

Efficiency. Restaurant partners in the network can receive and handle a larger volume of takeout orders more accurately, increasing their operational efficiency while providing their takeout diners with a high-quality experience. Grubhub also offers customizable integrated technologies that support digital orders with point of sale system integration and customer relationship management programs, including loyalty.

•

Insights. Grubhub provides restaurant partners with actionable insights based on the significant amount of order data the Company gathers, helping them to optimize their delivery footprints, menus, pricing and online profiles.

•

Delivery. In many markets, the Company offers delivery services to the restaurants on its Platform. By providing delivery services, the Company allows restaurants to focus on making great food while Grubhub handles the complexity of operating the delivery networks.

Diner Benefits

With 22.6 million Active Diners as of December 31, 2019 and more than 492,300 combined Daily Average Grubs during the year ended December 31, 2019, management believes that Grubhub provides diners with the following key benefits:

•

Discovery. Grubhub aggregates menus and enables ordering from restaurants across more than 3,200 cities in the United States as of December 31, 2019, in most cases providing diners with more choices than the “menu drawer” and allowing them to discover hidden gems from local restaurants on the platform.

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
•

while the Company’s primary competition remains the traditional offline takeout ordering method, new competitors could emerge and existing competitors could continue to grow in the Company’s markets. These competitors may have greater resources and other advantages than Grubhub and could impact the Company’s growth rates and ability to maintain profitability.

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

Products and Services

The following is a list of the Company’s primary products and services. A significant portion of the Company’s revenues are the commissions earned from restaurant partners for consumer orders generated on its Platform.

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

Grubhub, Seamless and MenuPages Websites

Diners can access the Platform through www.grubhub.com, www.seamless.com and menupages.com. The websites provide diners with the same functionality as the Company’s mobile applications, including restaurant discovery, search and ordering. For restaurants, all website-based orders are received in the same way as the mobile orders, and the Company charges restaurant partners the same commission for both.

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

Technology and Fulfillment Services

Technology and fulfillment services include order transmission, customer relationship management tools such as loyalty programs, fully integrated online and in-store ordering and fulfillment solutions (the “Ultimate platform”), quick-response code payment processing scanners, customer support, and functional analytics. The Company also offers mobile application development professional services and integrated access to the Company’s related platforms and services.

Point of Sale Integration

The Company also offers point of sale (“POS”) integration which allows restaurants to manage Grubhub orders and update their menus directly from their existing POS system, eliminating the need for additional devices. Grubhub has developed or is in the process of developing POS integrations with most of the major platforms including, among others, NCR’s Aloha, Oracle’s MICROS systems, Brink, Toast, POSitouch and Clover. These integrations help restaurants improve their in-store workflow, eliminate the time required to enter orders, create more transparency and potentially shorten the window between consumer order and meal preparation.

Restaurant Websites and Mobile Applications

The Company offers the restaurants in its network a turnkey website and mobile application design and hosting service powered by template-driven technology, which provides restaurant partners with a simple yet effective online and mobile presence. Grubhub processes the orders placed on these websites and mobile applications through its platforms.

Allmenus

Allmenus.com provides an aggregated database of approximately 595,000 menus from restaurants across all 50 U.S. states. The website is searchable by cuisine type, restaurant name, menu items and other criteria. For those restaurants whose menus are posted on allmenus.com and which are also part of the Company’s restaurant network, the site provides a link from its menus to grubhub.com and seamless.com, as applicable, through which diners can then place their orders, providing the Company with an efficient customer acquisition channel.

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

In addition to operations-related services, the Company offers restaurant partners actionable insights based on the significant amount of order data the Company gathers, helping restaurants optimize their delivery footprint, menus, pricing and online profiles.

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

Geographic Markets

The Company’s geographic reach included more than 3,200 cities across the United States as of December 31, 2019. The Company generally has greater market penetration in densely populated metropolitan cities in the United States. During the years ended December 31, 2019, 2018 and 2017, the Company also generated a nominal amount of foreign revenues through its U.K. subsidiary.

Sales and Marketing

The Company’s sales team adds new restaurant partners to the network by emphasizing the Grubhub Platform’s low risk, high return proposition: providing more orders, without charging any upfront payments or subscription fees or requiring any discounts from a restaurant’s full price menus, and Grubhub only gets paid for orders it generates for them. The Company’s delivery network has also expanded the Company’s offerings and ability to attract restaurants that do not have their own delivery operations. Leads for new restaurants are generated either directly by the restaurant through the Company’s websites, including allmenus.com, or are self-prospected by the sales team. Once restaurants have joined the Company’s takeout marketplace, Grubhub representatives continue to work with them to maintain quality control and to increase their order volume. The sales team separately focuses on adding new corporate and campus program clients by emphasizing Grubhub’s value proposition. For corporate customers, Grubhub provides a wide variety of ordering options for employees and proprietary tools that provide rule-based ordering and consolidated reporting and invoicing for employers. For campus customers, the Company provides integrated order ahead and meal plan payment processing technology and a mobile ordering application for student diners.

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

Technology

The Company generally develops additional features for its platform in-house, focusing on quick release cycles and constant improvement. Grubhub’s web and mobile properties are either stored on secure remote servers and software networks through a public cloud provider or are hosted by a third-party provider of hosting services. The Company’s primary third-party hosting service providers are located in Illinois and Utah. The platform includes a variety of encryption, antivirus, firewall and patch-management technology to protect and maintain systems and computer hardware across the business. The Company relies on third-party off-the-shelf technology as well as internally developed and proprietary products and systems to ensure rapid, high-quality customer care, software development, website integration, updates and maintenance. The Company leverages off-the-shelf hardware and software platforms in order to build and customize its hardware-based products, such as tablets installed with the Grubhub for Restaurants application and the Ultimate platform.

Customers

As of December 31, 2019, the Company served approximately 22.6 million Active Diners and currently serves over 155,000 partnered restaurants. For the years ended December 31, 2019, 2018 and 2017, none of these Active Diners or restaurants accounted for 10% or more of the Company’s net revenues.

Competition

The Company is a leading online provider of takeout orders in the United States for independent and Enterprise restaurants. The Company primarily competes with the traditional offline ordering process used by the vast majority of restaurants and diners involving paper menus that restaurants distribute to diners, as well as advertising that restaurants place in local publications to attract diners. For diners, Grubhub competes with the traditional ordering process by aggregating restaurant and menu information in one place online so that it is easier and more convenient to find a desirable restaurant option and place a customized order without having to interact directly with the restaurants. For restaurants, the Company offers a more targeted marketing opportunity than the yellow pages, billboards or other local advertising mediums since diners typically access the Company’s Platform when they are looking to place a takeout order, and Grubhub captures the transaction right when a diner has made a decision.

The Company’s online competition consists primarily of national and local service providers, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of Enterprise restaurants that also offer takeout. Compared to other online platforms, Grubhub offers diners a wide range of choices, with over 300,000 restaurants on the Company’s platform, including low cost or no cost delivery, menu price parity with any other online ordering option and, the Company believes, the lowest overall pricing and most compelling rewards for diners in the industry. The Company also competes for diners with online competitors on the basis of convenience, control and customer care. For restaurants, Grubhub competes with other online platforms based on its ability to generate additional orders, manage challenges such as customization, change orders, menu updates and specials and the ability to help them improve their operational efficiency, with product innovations like Grubhub for Restaurants, POS integration, mobile application development, customer relationship management programs including loyalty tools, and the Ultimate platform, as well as providing a seamless diner experience.

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

As of December 31, 2019, the Company owned nearly 60 trademarks registered in the United States and eight registered abroad, including: “Grubhub,” “Seamless,” “MenuPages,” “Tapingo,” and “LevelUp”. The Company has also filed five other trademark applications including two trademark applications pending in the United States and three applications pending abroad and may pursue additional trademark registrations to the extent management believes it will be beneficial and cost-effective.

As of December 31, 2019, the Company had 30 patents issued in the United States, three of which are scheduled to expire in 2020, one of which is scheduled to expire in 2025, one of which is scheduled to expired in 2027, one of which is scheduled to expire in 2030, three of which are scheduled to expire in 2031, six of which are scheduled to expire in 2032, six of which are scheduled to expire in 2033, six of which are scheduled to expire in 2034, two of which are scheduled to expire in 2035, and one of which is scheduled to expire in 2036. The Company also had 20 patent applications pending in the United States as of December 31, 2019, which seek to cover proprietary inventions relevant to the Company’s products and services. The Company may pursue additional patent protection to the extent management believes it will be beneficial and cost effective.

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

Employees

As of February 14, 2020, the Company had approximately 2,714 full-time equivalent employees. None of the Company’s employees is represented by a labor union with respect to his or her employment with Grubhub.

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

We compete primarily with the traditional offline ordering process. Adherence to this traditional ordering method, together with increasing pressure from existing and new companies that offer online ordering could harm our business and results of operations.

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

In addition to the traditional takeout ordering process, we increasingly compete with other online food ordering businesses, Enterprise restaurants that have their own online ordering platforms, point of sale companies and restaurant delivery services. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater market share in certain markets and larger existing user bases in certain markets and substantially greater financial, technical and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in restaurant and diner requirements that may render our products less attractive or obsolete. These competitors have and may continue to introduce new products with competitive price and performance characteristics and they may undertake more aggressive marketing campaigns than ours. Large Internet companies with substantial resources, users and brand power have also entered our market and compete with us. Furthermore, independent restaurants could determine that it is more cost effective to develop their own platforms to permit online takeout orders rather than use our service.

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

In October 2019, the Company announced a series of growth initiatives to drive diner acquisition and retention. These initiatives include a significant expansion of non-partnered restaurants on the Platform, as well as increased investments in diner loyalty tools and offerings. Although we believe these investments will position our business for long-term, sustainable growth, such endeavors involve significant risks and uncertainties, including that such initiatives and investments may result in reduced short-term profitability, may not be commercially viable for an indefinite amount of time, and may not result in adequate return of capital. If we are unable to successfully implement our growth initiatives as planned, or do not achieve expected diner growth and retention as a result of these initiatives, we may not realize all or any of the anticipated benefits, which could adversely affect our business, financial condition or results of operations.

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

Grubhub is expanding its independent contractor driver network. The status of the drivers as independent contractors, rather than employees, has been and will likely continue to be challenged. A reclassification of the drivers as employees could harm our business or results of operations.

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

We have registered domain names for our websites that we use in our business, most importantly seamless.com, grubhub.com, thelevelup.com, tapingo.com, MenuPages.com and allmenus.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn harm our business and results of operations.

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

Furthermore, we cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and results of operations. The defense of any such claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using products that are alleged to incorporate the intellectual property of others; expend additional development resources to redesign our products; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, results of operations and reputation.

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

The agreements governing our senior debt contain operating and financial covenants that may restrict our business and financing activities.

We are party to a credit agreement in connection with our secured, revolving credit facility, and an indenture in connection with our senior notes. The credit facility and the senior notes are guaranteed by the Company and its domestic subsidiaries. In addition, the credit facility is secured by a lien on substantially all of the tangible and intangible property of the Company, and by a pledge of all of the equity interests of the Company’s domestic subsidiaries.

The credit agreement and indenture contain customary covenants that, among other things, restrict the Company’s and its subsidiaries’ ability to incur additional debt, create liens, make certain investments and acquisitions, pay dividends and make distributions, transfer and sell material assets and merge or consolidate. In addition, the credit agreement requires the Company to satisfy certain financial covenants. As a result, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities. These restrictions could place us at a competitive disadvantage to competitors.

Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet these covenants. From time to time, we may be required to seek waivers or amendments to the agreements governing our senior debt to maintain compliance with these covenants, and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. Non-compliance with one or more of these covenants could result in our senior debt becoming immediately due and payable, and the termination of the lenders’ commitments under our credit facility.

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

As of February 14, 2020, our current executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 53% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of your investment. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The trading price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Since shares of our common stock were sold in our IPO in April 2014 at a price of $26.00 per share, the reported high and low sales prices of our common stock have ranged from $17.77 to $149.35 through February 14, 2020. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the trading price of our common stock include the following:

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

In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, including the putative class action instituted against us in November 2019, could result in substantial costs, divert our management’s attention and resources and harm our business and results of operations.

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

We are responsible for implementing and maintaining adequate internal control over financial reporting and are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. While we have determined that our internal control over financial reporting was effective as of December 31, 2019, as indicated in our Management’s Report and Attestation Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we must continue to monitor and assess our internal control over financial reporting. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock. In addition, if we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NYSE or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our stock.

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

The Company’s principal executive offices are located at 111 W. Washington, Suite 2100, Chicago, Illinois 60602. As of December 31, 2019, the Company leased approximately 164,072 square feet of office space that houses the principal operations in Chicago, Illinois, as well as approximately 81,219 and 74,888 square feet of space at its primary offices in New York, New York, and Boston, Massachusetts, respectively. The Company leases additional office space in various locations throughout the U.S. as well as in the U.K. and Israel as a result of acquisitions and organic growth. The Company believes these facilities are in good condition and sufficient for its current needs but may need to seek additional or expanded facilities if the business continues to grow.

Item 3.	Legal Proceedings

For a description of the Company’s material pending legal proceedings, please see Note 9, Commitments and Contingencies - Legal, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4:	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Grubhub Inc.’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

The Company’s common stock began trading on the NYSE under the symbol “GRUB” on April 4, 2014. Before then, there was no public market for the Company’s common stock.

Holders

As of the close of business on February 14, 2020, there were approximately 26 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

There were no distributions to common and preferred stockholders during the years ended December 31, 2019, 2018 and 2017 and the Company currently intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company’s board of directors, subject to applicable laws, and will depend on a number of factors, including the Company’s financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the board of directors may deem relevant.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months and year ended December 31, 2019.

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

During the year ended December 31, 2019, the Company did not repurchase any of its common stock. See Part II, Item 8, Note 13, Stockholders' Equity, for additional details of common stock repurchased since inception of the program.

Company Stock Performance Graph

The following graph shows a comparison of cumulative total return for the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index over the period from January 1, 2015 to January 31, 2020. The graph assumes that $100 was invested at market close on December 31, 2014 in each of the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The cumulative total returns for the NYSE Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues(a)	$1,312,151	$1,007,257	$683,067	$493,331	$361,825
Total costs and expenses(a)	1,318,434	922,294	593,317	410,208	300,403
Income (loss) before provision for income taxes	(26,776)	81,433	89,648	83,852	61,929
Net income (loss) attributable to common stockholders	(18,566)	78,481	98,983	49,557	38,077
Net income (loss) per share attributable to common stockholders:
Basic	$(0.20)	$0.88	$1.15	$0.58	$0.45
Diluted	$(0.20)	$0.85	$1.12	$0.58	$0.44
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$425,184	$225,329	$257,695	$323,619	$310,741
Working capital(b)	316,954	140,607	185,935	285,847	266,662
Total assets	2,374,978	2,065,708	1,543,769	1,197,507	1,060,248
Total stockholders’ equity	1,493,570	1,442,339	1,117,816	972,119	877,596
Other Financial Information:
Adjusted EBITDA(c)	$186,150	$233,742	$183,988	$144,646	$104,967
Cash Flow Data:
Net cash provided by operating activities	$182,622	$225,527	$154,144	$97,780	$43,988
Net cash used in investing activities	(148,417)	(594,004)	(336,962)	(45,519)	(116,397)
Net cash provided by financing activities	129,267	346,685	178,059	19,344	39,404

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

Includes the following items:

For 2019: Proceeds from the issuance of senior notes of $500.0 million, the repayment of borrowings under the Company’s credit facility of $342.3 million, payments to acquire restaurant and diner network assets of $10.0 million including certain assets of OrderUp, debt issuance costs of $9.1 million and acquisition and restructuring costs of $4.1 million.

For 2018: Acquisitions of businesses, including LevelUp and Tapingo, for an aggregate of $517.9 million in net cash paid, $200.0 million of proceeds from the issuance of common stock to Yum Restaurant Services Group, LLC (see Note 13, Stockholders' Equity), $168.1 million of borrowings under the Company’s credit facility (net of repayments of $53.9 million), payments to acquire certain assets of OrderUp of $11.9 million and acquisition and restructuring costs of $7.6 million.

For 2017: Acquisition of Eat24 and Foodler for an aggregate of $333.3 million in net cash paid, $174.2 million of borrowings under the Company’s credit facility (net of repayments of $25.8 million), $61.2 million of proceeds from maturities of investments net of purchases, income tax benefit of $34.1 million related to the Tax Cuts and Jobs Act (the “Tax Act”), acquisitions of other intangible assets including certain assets of OrderUp of $25.1 million and acquisition-related and non-recurring legal costs of $9.6 million.

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

Key Business Metrics

To analyze the Company’s business performance, determine financial forecasts and help develop long-term strategic plans, management reviews the following key business metrics:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Key Business Metrics:
Active Diners(a)	22,621,000	17,688,000	14,462,000	8,174,000	6,746,000
Daily Average Grubs(b)	492,300	435,900	334,000	274,800	227,100
Gross Food Sales (in millions)(c)	$5,913.6	$5,056.8	$3,783.7	$2,998.1	$2,353.6

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

•

Operations Review – an analysis of our consolidated results of operations for the year ended December 31, 2019 as compared to the prior year, pro-forma results of operations and non-GAAP financial measures.

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

Significant Accounting Policies and Critical Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe our most critical accounting policies and estimates relate to the following:

•	Revenue recognition
•	Website and software development costs
•	Valuation and recoverability of intangible assets with finite lives and other long-lived assets
•	Stock-based compensation
•	Goodwill
•	Income Taxes

For a description of our significant accounting policies including critical judgments and estimates, see Part II, Item 8, Note 2, Summary of Significant Accounting Policies, of the accompanying notes to our consolidated financial statements in this Annual Report on Form 10-K.

Operations Review

Executive Overview

In 2019, we continued our strong growth trajectory, generating 30% revenue growth and continued growth across all key business metrics as compared to 2018. Additionally, we have made meaningful progress on our restaurant network and diner loyalty initiatives in 2019. We have expanded our network to more than 300,000 restaurants and launched a number of new loyalty programs for our restaurant partners.

Compared to 2018, our revenues increased by $304.9 million, or 30%, to $1.3 billion for the year ended December 31, 2019. The increase was primarily related to the significant growth in Active Diners, which increased from 17.7 million as of December 31, 2018 to 22.6 million at the end of December 31, 2019, driving an increase in Daily Average Grubs to 492,300 during the year ended December 31, 2019 from 435,900 Daily Average Grubs during 2018. We processed $5.9 billion in Gross Food Sales in 2019, a 17% increase from the $5.1 billion in 2018. The growth in Active Diners and Daily Average Grubs was due to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, technology and product improvements to drive more orders. In addition, revenue increased during the year ended December 31, 2019 compared to 2018 due to an increase in our average commission rates, the full year impact of the LevelUp and Tapingo acquisitions and a higher average order size.

Net income (loss) decreased by $97.0 million to a loss of $18.6 million or $0.20 per diluted share during the year ended December 31, 2019 compared to 2018. The decrease was primarily driven by investments to grow our marketplace, including the expansion of the delivery network and increased marketing to generate organic growth. Additionally, compensation expense, payment processing costs and certain other expenses increased as a result of organic growth in the business and order volume.

During the year ended December 31, 2019, we issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”). We used $323.0 million of the net proceeds from the Senior Notes to prepay and extinguish the term loan facility portion of our existing credit facility and $17.3 million to pay down the outstanding balance of the revolving loan under our existing credit facility. We entered into an amended and restated credit agreement on February 6, 2019 which provides for aggregate revolving loans up to $225 million, of which there were no outstanding borrowings as of December 31, 2019. See Part II, Item 8, Note 10, Debt, for additional details.

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

Gross Food Sales.

We calculate Gross Food Sales as the total value of food, beverages, taxes, prepaid gratuities, and any diner-paid fees processed through our Platform. We include all revenue generating orders placed on our Platform in this metric. Gross Food Sales is an important metric for us because the total volume of food sales transacted through our Platform is a key revenue driver. Because we act as an agent of the merchant in the transaction, revenues are recognized on a net basis for our commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

Our key business metrics are as follows for the periods presented:

	Year Ended December 31,			% Change
	2019	2018	2017	2018 to 2019	2017 to 2018
Active Diners	22,621,000	17,688,000	14,462,000	28%	22%
Daily Average Grubs	492,300	435,900	334,000	13%	31%
Gross Food Sales (in millions)	$5,913.6	$5,056.8	$3,783.7	17%	34%

We experienced growth across all of our key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the periods presented.

2019 compared to 2018

The Company experienced growth across all of its key business metrics during the year ended December 31, 2019 as compared to the prior year. Growth in all metrics was primarily attributable to increased product and brand awareness by diners largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements.

For discussion related to 2018 key business metrics compared to 2017, refer to the section titled “Operations Review” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

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

We generate revenues primarily when diners place an order on our Platform through our mobile applications, our websites, or through third-party websites that incorporate our API or one of our listed phone numbers. Restaurant partners pay us a commission, typically a percentage of the transaction on orders that are processed through our Platform. Most of the restaurant partners on our Platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate which affects its prominence and exposure to diners on the Platform. Additionally, restaurant partners that use our delivery services pay an additional commission for the use of those services. We may also charge fees directly to the diner.

For most orders, diners use a credit card to pay us for their meal when the order is placed. For these transactions, we collect the total amount of the diner’s order net of payment processing fees from the payment processor and remit the net proceeds to the restaurant less commissions and other fees. We generally accumulate funds and remit the net proceeds to the restaurant partners on at least a monthly basis. Non-partnered restaurants are paid at the time of the order. We also deduct commissions for other transactions that go through our platform, such as cash transactions for restaurants in our network, from the aggregate proceeds received.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenues:

	Year Ended December 31,
	2019		2018		2017
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Revenues	$1,312,151	100%	$1,007,257	100%	$683,067	100%
Costs and expenses:
Operations and support	675,471	51%	454,321	45%	269,453	39%
Sales and marketing	310,299	24%	214,290	21%	150,730	22%
Technology (exclusive of amortization)	115,297	9%	82,278	8%	56,263	8%
General and administrative	101,918	8%	85,465	8%	65,023	10%
Depreciation and amortization	115,449	9%	85,940	9%	51,848	8%
Total costs and expenses(a)	1,318,434	100%	922,294	92%	593,317	87%
Income (loss) from operations	(6,283)	0%	84,963	8%	89,750	13%
Interest expense – net	20,493	2%	3,530	0%	102	0%
Income (loss) before provision for income taxes	(26,776)	0%	81,433	8%	89,648	13%
Income tax (benefit) expense	(8,210)	(1%)	2,952	0%	(9,335)	(1%)
Net income (loss) attributable to common stockholders	$(18,566)	0%	$78,481	8%	$98,983	14%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$186,150	14%	$233,742	23%	$183,886	27%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA” below.

The following is a discussion of our results of operations for the year ended December 31, 2019 compared to 2018. For a discussion related to results of operations for the year ended December 31, 2018 compared to 2017, refer to the section titled “Results of Operations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

Revenues

	Year Ended December 31,			% Change
	2019	2018	2017	2018 to 2019	2017 to 2018
	(in thousands)
Revenues	$1,312,151	$1,007,257	$683,067	30%	47%

2019 compared to 2018

Revenues increased by $304.9 million, or 30%, for the year ended December 31, 2019 compared to 2018. The increase was primarily related to significant growth in Active Diners, which increased from 17.7 million to 22.6 million at the end of each year, driving an increase in Daily Average Grubs to 492,300 during the year ended December 31, 2019 from 435,900 Daily Average Grubs during 2018. The growth in Active Diners and Daily Average Grubs was due primarily to increased product and brand awareness largely as a result of marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets, and technology and product improvements to drive more orders. In addition, revenue increased during the year ended December 31, 2019 compared to 2018 due to an increase in our average commission rates as a result of a higher proportion of orders fulfilled through our delivery services as well as restaurant partners electing increased prominence on the Platform, the inclusion of results from acquisitions (see Part II, Item 8, Note 4, Acquisitions to our consolidated financial statements in this Annual Report on Form 10-K), and higher average order size.

Operations and Support

	Year Ended December 31,			% Change
	2019	2018	2017	2018 to 2019	2017 to 2018
	(in thousands, except percentages)
Operations and support	$675,471	$454,321	$269,453	49%	69%
Percentage of revenues	51%	45%	39%

2019 compared to 2018

Operations and support expense increased by $221.2 million, or 49%, for the year ended December 31, 2019 compared to 2018. This increase was primarily attributable to expenses incurred to support the 17% growth in Gross Food Sales and the related increase in order volume including expenses related to delivering orders, the inclusion of results from recent acquisitions, payment processing costs and customer care and operations personnel costs. Delivery expenses increased disproportionally with revenue growth during the year ended December 31, 2019 compared to the prior year due to organic growth of our delivery orders and the expansion of the delivery network in general.

Sales and Marketing

	Year Ended December 31,			% Change
	2019	2018	2017	2018 to 2019	2017 to 2018
	(in thousands, except percentages)
Sales and marketing	$310,299	$214,290	$150,730	45%	42%
Percentage of revenues	24%	21%	22%

2019 compared to 2018

Sales and marketing expense increased by $96.0 million, or 45%, for the year ended December 31, 2019 compared to 2018. The increase was primarily attributable to an increase of $66.8 million in our advertising campaigns across various media channels, as well as an increase in salaries, commissions and stock-based compensation expense due to the 38% growth in our sales and marketing teams.

Technology (exclusive of amortization)

	Year Ended December 31,			% Change
	2019	2018	2017	2018 to 2019	2017 to 2018
	(in thousands, except percentages)
Technology (exclusive of amortization)	$115,297	$82,278	$56,263	40%	46%
Percentage of revenues	9%	8%	8%

2019 compared to 2018

Technology expense increased by $33.0 million, or 40%, for the year ended December 31, 2019 compared to 2018. The increase was primarily attributable to the 40% growth in our technology team to support the growth and development of our platform. Technology team expenses, including related salaries and stock-based compensation expense, increased as a result of organic growth and the impact of acquisitions.

General and Administrative

	Year Ended December 31,			% Change
	2019	2018	2017	2018 to 2019	2017 to 2018
	(in thousands, except percentages)
General and administrative	$101,918	$85,465	$65,023	19%	31%
Percentage of revenues	8%	8%	10%

2019 compared to 2018

General and administrative expense increased by $16.5 million, or 19%, for the year ended December 31, 2019 compared to 2018. The increase was primarily attributable to the inclusion of results of operations from recent acquisitions as well an increase in a number of miscellaneous expenses required to support growth in the business. The increase was partially offset by a decrease in transaction expenses related to acquisitions incurred during the year ended December 31, 2018.

Depreciation and Amortization

	Year Ended December 31,			% Change
	2019	2018	2017	2018 to 2019	2017 to 2018
	(in thousands, except percentages)
Depreciation and amortization	$115,449	$85,940	$51,848	34%	66%
Percentage of revenues	9%	9%	8%

2019 compared to 2018

Depreciation and amortization expense increased by $29.5 million, or 34%, for the year ended December 31, 2019 compared to 2018. The increase was primarily attributable to the increase in capital spending on internally developed software, restaurant facing technology, office equipment and leasehold improvements to support the growth of our business, as well as amortization of intangible assets acquired in recent acquisitions. The increase was partially offset by certain intangible assets that became fully amortized in 2019.

Interest Expense - net

	Year Ended December 31,			% Change
	2019	2018	2017	2018 to 2019	2017 to 2018
	(in thousands, except percentages)
Interest expense - net	$20,493	$3,530	$102	nm	nm
Percentage of revenues	2%	0%	0%

2019 compared to 2018

Net interest expense increased by $17.0 million for the year ended December 31, 2019 compared to 2018. The increase was attributable to the increase in outstanding borrowings of long-term debt in the current period primarily as a result of the issuance of $500.0 million of the Company’s 5.500% Senior Notes. Interest expense for the year ended December 31, 2019 also included the aggregate write-off of $1.9 million of unamortized debt issuance costs as a result of the extinguishment of the Company’s term loan portion of the credit facility in June of 2019 and amendment of its existing credit agreement in February of 2019.

Income Tax (Benefit) Expense

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except percentages)
Income tax (benefit) expense	$(8,210)	$2,952	$(9,335)
Effective income tax rate	31%	4%	(10%)

2019 compared to 2018

Income tax expense decreased by $11.2 million to a benefit of $8.2 million for the year ended December 31, 2019 compared to 2018. The decrease was primarily due to the loss before provision for income taxes generated in the year ended December 31, 2019 due to the factors described above, partially offset by a $16.0 million decrease in discrete excess tax benefits from stock-based compensation during the year ended December 31, 2019 as compared to 2018. See Part II, Item 8, Note 12, Income Taxes, to the Company’s consolidated financial statements in the Annual Report on Form 10-K for further details.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude acquisition and restructuring costs, non-recurring legal costs, income taxes, net interest expense, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income (loss) for each of the periods presented below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$(18,566)	$78,481	$98,983
Income taxes	(8,210)	2,952	(9,335)
Interest expense - net	20,493	3,530	102
Depreciation and amortization	115,449	85,940	51,848
EBITDA	109,166	170,903	141,598
Acquisition, restructuring and legal costs(a)	4,105	7,578	9,642
Stock-based compensation(b)	72,879	55,261	32,748
Adjusted EBITDA	$186,150	$233,742	$183,988
(a)

Acquisition and restructuring costs include transaction and integration-related costs, such as legal and accounting costs, associated with acquisition and restructuring initiatives. Legal costs included above are not expected to be recurring (see Part II, Item 8, Note 9, Commitments and Contingencies, to the Company’s consolidated financial statements in this Annual Report on Form 10-K for additional details).

(b)

Stock-based compensation for the years ended December 31, 2019 and 2018 included $1.6 million and $4.8 million, respectively, of expense related to the accelerated vesting of equity awards to certain terminated acquired employees.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $375.9 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $49.3 million consisting of commercial paper and other short-term corporate debt securities with original maturities greater than three months, but less than one year. We generate a significant amount of cash flows from operations and have additional availability under the credit facility.

As of December 31, 2019, cash and cash equivalents of $375.9 million included $9.7 million held in the accounts of our U.K. subsidiary, Seamless Europe, Ltd. We plan to repatriate the cash from our U.K. subsidiary to the U.S. in the future and we estimate no additional tax liability as there are no applicable withholding taxes for the repatriation of unremitted earnings of our U.K. subsidiary (see Part II, Item 8, Note 12, Income Taxes, for additional details).

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

We believe that our existing cash, cash equivalents, short term investments and borrowings available under the credit facility will be sufficient to meet our working capital requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than currently expected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. If we are unable to obtain needed additional funds, we will have to reduce operating costs, which could impair our growth prospects and could otherwise negatively impact our business.

For most orders, diners use a credit card to pay for their meal when the order is placed. For these transactions, we collect the total amount of the diner’s order net of payment processing fees from the payment processor and remit the net proceeds to the restaurant less commission and other fees. Outstanding credit card receivables are generally settled with the payment processors within two to four business days. We generally accumulate funds and remit the net proceeds to the restaurant partners on at least a monthly basis. Restaurant partners have different contractual arrangements with us regarding payment frequency. They may be paid bi-weekly, weekly, monthly or, in some cases, more frequently when requested by the restaurant. We generally hold accumulated funds prior to remittance to the restaurants in a non-interest bearing operating bank account that is used to fund daily operations, including the liability to the restaurants. However, the Company is not restricted from earning investment income on these funds under its restaurant contract terms and has made short term investments of proceeds in excess of our restaurant liability as described above. Non-partnered restaurants are paid at the time of the order.

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

On June 10, 2019, our wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”). Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The first interest payment of $15.4 million was made in December 2019. The net proceeds from the sale of the Senior Notes were $494.4 million after deducting the initial purchasers’ discount and offering expenses. We used $323.0 million of the proceeds from the Senior Notes offering to prepay and extinguish the term loan facility portion of our existing credit facility and $17.3 million to pay down the outstanding balance of the revolving loan under the existing credit facility. The remaining proceeds will be used for general corporate purposes. The Senior Notes are guaranteed on a senior unsecured basis by the Company and each of our existing and future wholly owned domestic restricted subsidiaries that guarantees the credit facility or that guarantees certain of our other indebtedness or indebtedness of a guarantor. We have the option to redeem all or a portion of the Senior Notes at various redemption or make-whole prices per the terms of indenture pursuant to which the Senior Notes were issued. In addition, we will be obligated to make an offer to repurchase the Senior Notes upon the occurrence of a Change of Control Triggering Event (as defined in the indenture). See Note 10, Debt, for additional details.

On February 6, 2019, we entered into an amended and restated agreement which provides, among other things, for aggregate revolving loans up to $225 million and provided for term loans in an aggregate principal amount of $325 million (the “Credit Agreement”). The $325 million term loan portion of the Credit Agreement was extinguished on June 10, 2019. In addition to the $225 million aggregate undrawn revolving loans under the Credit Agreement as of December 31, 2019, we may incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available until February 5, 2024. The Credit Agreement amended and restated our prior $350 million credit facility, which was due to expire on October 9, 2022 (the “Previous Credit Agreement”). See Part II, Item 8, Note 10, Debt, for additional details.

During the year ended December 31, 2019, proceeds from the sale of the Senior Notes and cash on hand were used to pay down the principal balance outstanding under the Credit Agreement of $342.3 million. As of December 31, 2019, outstanding debt consisted of $500.0 million in Senior Notes and there were no outstanding borrowings under the Credit Agreement. The undrawn portion of the revolving loan under the Credit Agreement of $225.0 million less $5.5 million of outstanding letters of credit issued under the Credit Agreement provided for additional capacity of $219.5 million available to us under the Credit Agreement as of December 31, 2019 that may be used for general corporate purposes, including funding working capital and future acquisitions.

The agreements governing our senior debt contain customary covenants that, among other things, may restrict our ability and the ability of certain of our subsidiaries to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. In addition, our Credit Agreement requires us to satisfy certain financial covenants. These covenants are subject to a number of important exceptions and qualifications and also include customary events of default. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under our debt facilities becoming immediately due and payable. We were in compliance with the financial covenants of our debt facilities as of December 31, 2019. We expect to remain in compliance for the foreseeable future.

On January 22, 2016, our Board of Directors approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. Repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate us to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. We did not repurchase any of our common stock during the years ended December 31, 2019, 2018 and 2017. Since inception of the program, we repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

The following table sets forth certain cash flow information for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$182,622	$225,527	$154,144
Net cash used in investing activities	(148,417)	(594,004)	(336,962)
Net cash provided by financing activities	129,267	346,685	178,059

The following information discusses our cash flows for the years ended December 31, 2019 and 2018. For discussion related to the year ended December 31, 2017, refer to the section titled “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

Cash Flows Provided by Operating Activities

For the year ended December 31, 2019, net cash provided by operating activities was $182.6 million compared to $225.5 million in 2018. The decrease in cash flows from operations was driven primarily by a decrease in net income of $97.0 million, partially offset by a $40.7 million increase in non-cash expenses and changes in operating assets and liabilities. The increase in non-cash expenses primarily related to increases in depreciation and amortization of $29.5 million and stock-based compensation of $17.6 million, partially offset by a decrease in deferred taxes of $9.5 million. Additionally, during the years ended December 31, 2019 and 2018, significant changes in our operating assets and liabilities, net of effects of business acquisitions, resulted from the following:

•

an increase in accrued expenses of $25.2 million during the year ended December 31, 2019, primarily related to increases in diner gift card liabilities and accrued sales tax, advertising and other operating costs, compared to an increase of $8.2 million during the year ended December 31, 2018;

•	a decrease in income tax receivable of $6.0 million due to refunds received during the year ended December 31, 2019 compared to an increase of $1.4 million during the year ended December 31, 2018;
•

an increase in accounts receivable of $11.6 million during the year ended December 31, 2019 compared to an increase of $6.1 million for the year ended December 31, 2018 primarily due to the timing of the receipt of processor payments at year-end; and

•	an increase in accounts payable of $2.0 million during the year ended December 31, 2019 compared to an increase of $11.2 million during the year ended December 31, 2018 due to the timing of payments.

For the year ended December 31, 2018, net cash provided by operating activities was $225.5 million, driven primarily by net income adjusted for non-cash expenses of $227.0 million. Decreases in operating cash flows from changes in operating assets and liabilities primarily resulted from an increase in prepaid expenses and other assets of $16.3 million primarily related to the deferral of contract acquisition costs and an increase in prepaid advertising and software services, and an increase in accounts receivable of $6.1 million due to the timing of the receipt of processor payments at year-end. These were largely offset by increases in operating cash flows from changes in operating assets and liabilities primarily resulting from an increase in accounts payable of $11.2 million due to the timing of payments and an increase in bills payable to support growth of the business and an increase in accrued expenses of $8.2 million primarily related to an increase in accrued credit card processing fees and payroll costs.

Cash Flows Used in Investing Activities

Our primary investing activities during the periods presented consisted primarily of acquisitions of businesses and other intangible assets, the purchase of property and equipment and the development of the Grubhub platform to support the growth of the business, and purchases of and proceeds from maturities of short-term investments.

For the year ended December 31, 2019, net cash used in investing activities was $148.4 million compared to $594.0 million in 2018. The decrease in net cash used in investing activities was primarily due to the acquisitions of LevelUp and Tapingo of $518.0 million during the year ended December 31, 2018. The decrease was partially offset by an increase in purchases of investments of $28.8 million, an increase in the development of the Grubhub platform of $17.3 million, a decrease in proceeds from the maturity of investments of $15.8 million, and an increase in the purchases of property and equipment of $12.1 million in the current year.

For the year ended December 31, 2018, net cash used in investing activities was $594.0 million compared to $337.0 million in 2017. The increase in net cash used in investing activities was primarily due to an increase in acquisitions of businesses of $184.6 million, a decrease in proceeds from maturity of investments of $148.8 million and an increase in purchases of property and equipment of $24.1 million, partially offset by a $97.6 million decrease in the purchases of short-term investments and a $13.3 million decrease in the acquisition of intangible assets.

Cash Flows Provided by Financing Activities

Our financing activities during the periods presented consisted primarily of proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, repayments of borrowings under the Credit Agreement, and taxes paid related to the net settlement of stock-based compensation awards.

For the year ended December 31, 2019, net cash provided by financing activities was $129.3 million compared to $346.7 million for the year ended December 31, 2018. The decrease in net cash provided by financing activities was primarily related to the issuance of common stock of $200.0 million in the prior year, an increase in repayments of long-term debt, net of proceeds, of $10.4 million, a decrease in proceeds from exercises of stock options of $9.7 million and debt issuance costs of $9.1 million in 2019, partially offset by a decrease in taxes paid related to the net settlement of stock-based compensation awards of $11.8 million as compared to the prior year.

For the year ended December 31, 2018, net cash provided by financing activities was $346.7 million compared to $178.1 million for the year ended December 31, 2017. The increase in net cash provided by financing activities was primarily related to $200.0 million in proceeds received from the issuance of our common stock to Yum Restaurant Services Group, LLC (see Part II, Item 8, Note 13, Stockholders’ Equity) and $22.0 million in additional proceeds received from borrowings under the credit facility in 2018. These increases were partially offset by the increase in repayments of borrowings under the credit facility of $28.1 million during the year ended December 31, 2018 and an increase of $25.0 million in taxes paid related to the net share settlement of stock-based compensation awards compared to 2017.

Contractual Obligations and Other Commitments

We have offices located in Chicago, Illinois, New York, New York and Boston, Massachusetts, as well as smaller offices throughout the U.S. and in the U.K. and Israel as a result of both recent acquisitions and organic growth, with various lease terms through May 2030. The office lease for our headquarters in Chicago, Illinois expires in March 2028. The terms of the lease agreements provide for rental payments that increase on an annual basis. We recognize rent expense on a straight-line basis over the lease period. We do not have any finance lease obligations as of December 31, 2019 and all of our material property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties.

Our debt and interest payments and future operating lease obligations for office facilities were as follows as of December 31, 2019:

	As of December 31, 2019
	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	More than 5 Years	Total
	(in thousands)
Debt(a)	$—	$—	$—	$—	$—	$500,000	$500,000
Interest due on debt(a)	13,750	27,500	27,500	27,500	27,500	82,500	206,250
Operating lease obligations(b)	10,185	19,184	17,205	17,295	16,355	72,304	152,528
Total	$23,935	$46,684	$44,705	$44,795	$43,855	$654,804	$858,778

(a)

Debt payments include the maturity of the Senior Notes in July 2027. Interest due on debt includes scheduled semi-annual interest payments for the Senior Notes at a 5.500% interest rate. The initial interest payment due in January 2020 of $15.4 million was paid in December 2019. See Part II, Item 8, Note 10, Debt, for details of the Senior Notes issued on June 10, 2019. There were no outstanding borrowings under the Company’s Credit Agreement as of December 31, 2019.

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

_________________________________________________________

We also have accrued management bonuses as of December 31, 2019, included in accrued payroll on the consolidated balance sheets, which are expected to be paid in the first quarter of 2020.

Acquisitions of Businesses and Other Intangible Assets

The Company paid $10.0 million in cash for the acquisition of certain restaurant and diner network assets during the year ended December 31, 2019. In October of 2018, we completed the acquisition of substantially all of the restaurant and diner network assets of OrderUp for $18.5 million, of which $11.8 million was paid in cash at closing, $6.4 million was paid in 2019 and the remaining $0.3 million was paid in the first quarter of 2020.

On November 7, 2018, we acquired Tapingo and on September 13, 2018, we acquired LevelUp. We paid an aggregate of $518.5 million in cash to acquire LevelUp and Tapingo, net of cash acquired of $7.5 million and non-cash consideration of $3.0 million. See Part II, Item 8, Note 4, Acquisitions, for additional details.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and inflation rate risk as follows:

Interest Rate Risk

We had outstanding borrowings under our 5.500% Senior Notes of $500.0 million and did not have any outstanding borrowings under the Credit Agreement as of December 31, 2019. We are exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement and price risk on our fixed-rate Senior Notes described above. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. We generally have no obligation to prepay the Senior Notes before maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt unless the Company becomes required or elects to refinance or repurchase such debt. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.125% and 1.750% and in the case of alternate base rate loans is between 0.125% and 0.750%, and in each case, is based upon our consolidated total net leverage ratio (as defined in the Credit Agreement). We do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

We perform our annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of December 31, 2019, we had $1,008.0 million in goodwill on the consolidated balance sheets.

Based on our annual and interim assessments, management concluded that as of December 31, 2019, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. For further details of our interim and annual assessments, see the discussion above in Part II, Item 8, Note 2, Summary of Significant Accounting

Policies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K concerning goodwill. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contingencies

For a discussion of certain litigation involving our Company, see Part II, Item 8, Note 9, Commitments and Contingencies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a description of the accounting standard adopted during the year ended December 31, 2019. Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

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

GRUBHUB INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$1,312,151	$1,007,257	$683,067
Costs and expenses:
Operations and support	675,471	454,321	269,453
Sales and marketing	310,299	214,290	150,730
Technology (exclusive of amortization)	115,297	82,278	56,263
General and administrative	101,918	85,465	65,023
Depreciation and amortization	115,449	85,940	51,848
Total costs and expenses	1,318,434	922,294	593,317
Income (loss) from operations	(6,283)	84,963	89,750
Interest expense - net	20,493	3,530	102
Income (loss) before provision for income taxes	(26,776)	81,433	89,648
Income tax (benefit) expense	(8,210)	2,952	(9,335)
Net income (loss) attributable to common stockholders	$(18,566)	$78,481	$98,983
Net income (loss) per share attributable to common stockholders:
Basic	$(0.20)	$0.88	$1.15
Diluted	$(0.20)	$0.85	$1.12
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	91,247	89,447	86,297
Diluted	91,247	92,354	88,182

GRUBHUB INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(18,566)	$78,481	$98,983
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	263	(663)	850
COMPREHENSIVE INCOME (LOSS)	$(18,303)	$77,818	$99,833

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$375,909	$211,245
Short-term investments	49,275	14,084
Accounts receivable, less allowances for doubtful accounts	119,658	110,855
Income tax receivable	3,960	9,949
Prepaid expenses and other current assets	17,515	17,642
Total current assets	566,317	363,775
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	172,744	119,495
OTHER ASSETS:
Other assets	26,836	14,186
Operating lease right-of-use asset	100,632	—
Goodwill	1,007,968	1,019,239
Acquired intangible assets, net of amortization	500,481	549,013
Total other assets	1,635,917	1,582,438
TOTAL ASSETS	$2,374,978	$2,065,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$131,753	$127,344
Accounts payable	26,748	26,656
Accrued payroll	19,982	18,173
Current portion of long-term debt	—	6,250
Current operating lease liability	9,376	—
Other accruals	61,504	44,745
Total current liabilities	249,363	223,168
LONG-TERM LIABILITIES:
Deferred taxes, non-current	27,163	46,383
Noncurrent operating lease liability	111,056	—
Long-term debt	493,009	335,548
Other accruals	817	18,270
Total long-term liabilities	632,045	400,201
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of December 31, 2019 and December 31, 2018; issued and outstanding: no shares as of December 31, 2019 and December 31, 2018.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at December 31, 2019 and December 31, 2018; issued and outstanding: 91,576,060 and 90,756,548 shares as of December 31, 2019 and December 31, 2018, respectively	9	9
Accumulated other comprehensive loss	(1,628)	(1,891)
Additional paid-in capital	1,164,400	1,094,866
Retained earnings	330,789	349,355
Total stockholders’ equity	$1,493,570	$1,442,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,374,978	$2,065,708

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,566)	$78,481	$98,983
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	30,237	21,647	11,775
Amortization of intangible assets and developed software	85,212	64,293	40,073
Stock-based compensation	72,879	55,261	32,748
Deferred taxes	(7,726)	1,724	(31,179)
Other	8,531	5,552	2,457
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(11,591)	(6,092)	(26,236)
Income taxes receivable	5,989	(1,356)	(1,597)
Prepaid expenses and other assets	(13,854)	(16,270)	5,516
Restaurant food liability	4,380	2,921	8,576
Accounts payable	1,978	11,160	(4,244)
Accrued payroll	1,804	3,621	5,537
Other accruals	23,349	4,585	11,735
Net cash provided by operating activities	182,622	225,527	154,144
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(85,989)	(57,197)	(154,758)
Proceeds from maturity of investments	51,366	67,166	215,983
Capitalized website and development costs	(48,524)	(31,180)	(21,325)
Purchases of property and equipment	(55,167)	(43,033)	(18,971)
Acquisition of other intangible assets	(9,980)	(11,851)	(25,147)
Acquisitions of businesses, net of cash acquired	127	(517,909)	(333,301)
Other cash flows from investing activities	(250)	—	557
Net cash used in investing activities	(148,417)	(594,004)	(336,962)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	500,000	222,000	200,000
Repayments of borrowings under the credit facility	(342,313)	(53,906)	(25,781)
Proceeds from the issuance of common stock	—	200,000	—
Taxes paid related to net settlement of stock-based compensation awards	(23,753)	(35,599)	(10,556)
Proceeds from exercise of stock options	4,469	14,190	16,375
Payments for debt issuance costs	(9,136)	—	(1,979)
Net cash provided by financing activities	129,267	346,685	178,059
Net change in cash, cash equivalents, and restricted cash	163,472	(21,792)	(4,759)
Effect of exchange rates on cash, cash equivalents and restricted cash	320	(645)	784
Cash, cash equivalents, and restricted cash at beginning of year	215,802	238,239	242,214
Cash, cash equivalents, and restricted cash at end of the period	$379,594	$215,802	$238,239
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$1,163	$7,895	$19,148
Capitalized property, equipment and website and development costs in accounts payable at period end	5,627	7,463	2,960
Net working capital adjustment receivable	—	127	737
Fair value of equity awards assumed on acquisition	—	2,966	274
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$375,909	$211,245	$234,090
Restricted cash included in prepaid expenses and other current assets	501	1,398	—
Restricted cash included in other assets	3,184	3,159	4,149
Total cash, cash equivalents, and restricted cash	$379,594	$215,802	$238,239
(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common stock			Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	APIC	Income (Loss)	Earnings	Equity
Balance at December 31, 2016	85,692,333	$9	$805,731	$(2,078)	$168,457	$972,119
Net income	—	—	—	—	98,983	98,983
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	2,552	2,552
Currency translation	—	—	—	850	—	850
Stock-based compensation	—	—	37,219	—	—	37,219
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,331,083	—	16,375	—	—	16,375
Issuance of common stock, acquisitions	—	—	274	—	—	274
Shares repurchased and retired to satisfy tax withholding upon vesting	(232,792)	—	(10,556)	—	—	(10,556)
Balance at December 31, 2017	86,790,624	9	849,043	(1,228)	269,992	1,117,816
Net income	—	—	—	—	78,481	78,481
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	882	882
Currency translation	—	—	—	(663)	—	(663)
Stock-based compensation	—	—	64,266	—	—	64,266
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,512,426	—	14,190	—	—	14,190
Issuance of common stock, investments	2,820,464	—	200,000	—	—	200,000
Issuance of common stock, acquisitions	—	—	2,966			2,966
Shares repurchased and retired to satisfy tax withholding upon vesting	(366,966)	—	(35,599)	—	—	(35,599)
Balance at December 31, 2018	90,756,548	9	1,094,866	(1,891)	349,355	1,442,339
Net loss	—	—	—	—	(18,566)	(18,566)
Currency translation	—	—	—	263	—	263
Stock-based compensation	—	—	88,818	—	—	88,818
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,174,002	—	4,469	—	—	4,469
Shares repurchased and retired to satisfy tax withholding upon vesting	(354,490)	—	(23,753)	—	—	(23,753)
Balance at December 31, 2019	91,576,060	$9	$1,164,400	$(1,628)	$330,789	$1,493,570

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Notes to Consolidated Financial Statements

1. Organization

Grubhub Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as the “Company”) provide an online and mobile takeout marketplace for restaurant pick-up and delivery orders. The Company connects diners and restaurants through restaurant technology and easy-to-use platforms. Diners enter their delivery address or use geo-location within the mobile applications and the Company displays the menus and other relevant information for restaurants in its network. Orders may be placed directly online, via mobile applications or over the phone. The Company primarily charges restaurant partners a per order commission that is primarily percentage-based. In many markets, the Company also provides delivery services to restaurants on its platform that do not have their own delivery operations. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the year ended December 31, 2019 related to leases.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant items subject to such estimates, judgments and assumptions include revenue recognition, website and internal-use software development costs, goodwill, valuation and recoverability of intangible assets with finite lives and other long-lived assets, stock-based compensation, and income taxes. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.

Cash and Cash Equivalents

Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and that are so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The Company’s cash equivalents include only investments with original maturities of three months or less. The Company regularly maintains cash in excess of federally insured limits at financial institutions. Cash and cash equivalents exclude the Company’s restricted cash balances of $3.7 million and $4.6 million as of December 31, 2019 and 2018, respectively, which are included within prepaid expenses and other current assets and other long-term assets on the consolidated balance sheets.

Marketable Securities

Marketable securities consist primarily of commercial paper and investment grade U.S. and non-U.S.-issued corporate debt securities. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Marketable securities with original maturities of three months or less are included in cash and cash equivalents and marketable securities with original maturities greater than three months, but less than one year, are included in short term investments on the consolidated balance sheets. The Company determines the classification of its marketable securities as available-for-sale or held-to-maturity at the time of purchase and reassesses these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for other-than-temporary impairment. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity, which is recognized as interest income within net interest expense in the consolidated statements of operations. Interest income is recognized when earned.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments. The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars. Assets and liabilities are translated at

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

Advertising Costs

Advertising costs are generally expensed as incurred in connection with the requisite service period. Certain advertising production costs are capitalized and expensed when the advertisement first takes place. For the years ended December 31, 2019, 2018 and 2017, expenses attributable to advertising totaled approximately $237.1 million, $170.3 million and $107.2 million, respectively. Advertising costs are recorded in sales and marketing expense on the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards, including stock options and restricted stock units, at fair value on the date of grant and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.

The Company uses the Black-Scholes option-pricing model to determine the fair value for stock options. Management has determined the Black-Scholes fair value of stock option awards and related stock-based compensation expense with the assistance of third-party valuations. Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by the Company’s common stock fair value as well as assumptions regarding a number of other complex and subjective variables. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

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

•

Volatility. Since the first quarter of 2018, expected volatility has been based on the historical and implied volatilities of the Company’s own common stock. Prior to 2018, the expected stock price volatility was based on a combination of the historical and implied volatilities of comparable publicly-traded companies and the historical volatility of our common stock due to our limited trading history as there was no active external or internal market for our common stock prior to the Company’s initial public offering in April 2014.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

See Note 11, Stock-Based Compensation, for the weighted-average assumptions used to estimate the fair value of options granted during the years ended December 31, 2019, 2018 and 2017.

Income Tax (Benefit) Expense

Income tax (benefit) expense is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. The Company records a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. As of December 31, 2019 and 2018, a valuation allowance of $15.7 million and $23.8 million, respectively, was recorded on the Company’s consolidated balance sheets. See Note 12, Income Taxes, for additional information.

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

Due to the reduced cost of repatriating unremitted earnings as a result of U.S. tax legislation signed into law in December of 2017, the Tax Cuts and Jobs Act (the “Tax Act”), the Company plans to repatriate cash from the U.K. to the U.S. The Company estimated no additional tax liability as of December 31, 2019 and 2018 as there are no applicable withholding taxes for the transaction. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiary. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes in these judgments and the need to record additional tax liabilities.

The Company includes interest and penalties related to tax contingencies in the provision for income taxes in the consolidated statements of operations. Management does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets

The estimated fair values of acquired intangible assets are determined as of the acquisition date based on significant management estimates included in established valuation techniques with the assistance of third-party valuations. See Note 4, Acquisitions, for the estimated acquisition date fair values and valuation methodologies of assets acquired in the periods presented. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment. The Company evaluates intangible assets with finite and indefinite useful lives and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. If management determines in its qualitative assessment that it is more likely than not that the assets may not be recoverable, the recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and indefinite-lived intangible assets and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended December 31, 2019, 2018 or 2017.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated useful life of the application. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in depreciation and amortization in the consolidated statements of operations. The Company capitalized $64.5 million, $41.1 million and $26.0 million of website development costs during the years ended December 31, 2019, 2018 and 2017, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that consider a number of factors, including valuations performed by third-party appraisers. As of December 31, 2019, the Company had $1,008.0 million in goodwill on its consolidated balance sheets. The Company assesses the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that goodwill may be impaired. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment at September 30 of each year. The Company has one reporting unit in testing goodwill for impairment.

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

Management determined the fair value of the Company as of September 30, 2019 by using a market-based approach that utilized our market capitalization, as adjusted for factors such as a control premium. After consideration of the Company’s market capitalization, business growth and other factors, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount at September 30, 2019 and that further analysis was not required.

Additionally, as part of the interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended December 31, 2019 compared to expected results. Management also considered how the Company’s market capitalization, business growth and other factors used in the September 30, 2019 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of the Company’s stock has decreased since September 30, 2019. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of December 31, 2019, there were no events or changes in circumstances that indicated it was more likely than not that the Company’s fair value was below its carrying value.

The Company determined there was no goodwill impairment during the years ended December 31, 2019, 2018 and 2017. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the Company’s fair value and could result in a material impairment of goodwill.

Debt Issuance Costs

The Company has incurred debt issuance costs in connection with its debt facilities and related amendments. Amounts paid directly to lenders are classified as issuance costs. Commitment fees and other costs directly associated with obtaining credit facilities are deferred financing costs which are recorded in the consolidated balance sheets and amortized over the term of the facility. The Company allocated deferred debt issuance costs incurred for its credit facility between the revolver and term loan based on their relative borrowing capacity. Deferred debt issuance costs associated with the revolving credit facility are recorded within other assets and those associated with the term loan and senior notes are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized using the effective interest rate method to interest expense within net interest expense on the Company’s consolidated statements of operations. The Company records the write-off of unamortized debt issuance costs upon the extinguishment or modification of the related debt facility within interest expense in the consolidated statements of operations. See Note 10, Debt, for additional details.

Fair Value

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 16, Fair Value Measurement, for details of the fair value hierarchy and the related inputs used by the Company.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. For the years ended December 31, 2019, 2018 and 2017, the Company had no customers which accounted for more than 10% of revenue or accounts receivable.

Revenue Recognition

See Note 3, Revenue, below for a description of the Company’s revenue recognition policy.

Lease Obligations

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (“ASC Topic 842”) using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. The Company elected the optional practical expedient package which, among other things, includes retaining the historical classification of leases.

Under ASC Topic 842, the Company determines if an arrangement is a lease at inception of a contract. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Non-lease components associated with lease components in the Company’s lease contracts are treated as a single lease component. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. The right-of-use asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. To determine the incremental borrowing rate, the Company uses information including the risk-free interest rate for the remaining lease term, the Company’s implied credit rating and interest rates of similar debt instruments of entities with comparable credit ratings. The Company recognizes rent expense on a straight-line basis over the lease term, which is allocated on a headcount basis to operations and support, sales and marketing, technology and general and administrative costs and expenses in the consolidated statements of operations.

Prior period amounts have not been adjusted and continue to be reported under ASC Topic 840 with the difference between cash rent payments and straight-lined rent expenses recorded as a deferred rent liability presented within other accruals in the consolidated balance sheets. The Company also has landlord-funded leasehold improvements that were recorded as tenant allowances, which were amortized as a reduction of rent expense over the noncancelable terms of the operating leases. See Recently Issued Accounting Pronouncements below for additional details of the impact of the adoption of ASC Topic 842.

Segments

The Company has one reportable segment, which has been identified based on how the chief operating decision maker manages the business, makes operating decisions and evaluates operating performance.

Recently Issued Accounting Pronouncements

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate the consideration of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020 and early adoption is permitted. The guidance will be applied using the modified-retrospective approach. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, and in subsequent updates, the FASB issued ASC Topic 842. Under ASC Topic 842, a lessee recognizes a liability to make lease payments and a right-of-use asset for all leases (with the exception of short-term leases) in the statement of financial position at the commencement date. ASC Topic 842 was effective for and adopted by the Company in the first quarter of 2019. The Company adopted ASC Topic 842 using the modified retrospective transition method applied to all existing leases beginning January 1, 2019. Periods prior to adoption were not adjusted and continue to be reported in accordance with historic accounting guidance under ASC Topic 840. The adoption of ASC Topic 842 resulted in the recognition on the consolidated balance sheets as of January 1, 2019 of right-of-use assets of $81.2 million and lease liabilities for operating leases of $97.7 million. but did not result in a cumulative-effect adjustment on retained earnings. The operating lease right-of-use asset includes the impact upon adoption of ASC Topic 842 of the derecognition of lease incentives, deferred rent, below-market lease intangibles, cease-use liabilities and prepaid rent balances recognized in prepaid expenses and other current assets and current and noncurrent other accruals on the consolidated balance sheets as of December 31, 2018. The adoption of ASC Topic 842 did not have a material impact to the Company's consolidated results of operations or cash flows. See Note 9, Commitments and Contingencies, for additional details.

3. Revenue

Revenues are recognized when control of the promised goods or services is transferred to the customer, in the amount that reflects the consideration the Company expects to receive in exchange for those good or services.

The Company generates revenues primarily when diners place an order on the Platform through its mobile applications, its websites, or through third-party websites that incorporate the Company’s API or one of the Company’s listed phone numbers. Restaurant partners generally pay a commission, typically a percentage of the transaction, on orders that are processed through the Platform. Most of the restaurant partners on the Company’s Platform can choose their level of commission rate, at or above a base rate. A restaurant partner can choose to pay a higher rate that affects its prominence and exposure to diners on the Platform. Additionally, restaurant partners on the Platform that use the Company’s delivery services pay an additional commission for the use of those services. The Company may also charge fees directly to the diner.

Revenues from online and phone pick-up and delivery orders are recognized when the orders are transmitted to the restaurants, including revenues for managed delivery services due to the simultaneous nature of the Company’s delivery operations. The amount of revenue recognized by the Company is based on the arrangement with the related restaurant and is adjusted for any expected refunds or adjustments, which are estimated using an expected value approach based on historical experience and any cash credits related to the transaction, including incentive offers provided to restaurants and diners. The Company also recognizes as revenue any fees charged directly to the diner. Although the Company processes and collects the entire amount of the transaction with the diner, it records revenue for transmitting orders to restaurants on a net basis because the Company is acting as an agent for takeout orders, which are prepared by the restaurants. The Company is the principal in the transaction with respect to credit card processing and managed delivery services because it controls the respective services. As a result, costs incurred for processing the credit card transactions and providing delivery services are included in operations and support expense in the consolidated statements of operations.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

For most orders, diners use a credit card to pay for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission and other fees. The Company generally accumulates funds and remits the net proceeds to the restaurant partners on at least a monthly basis, depending on the payment terms with the restaurant. Non-partnered restaurants are paid at the time of the order. The Company also accepts payment for orders via gift cards offered on its platform. For gift cards that are not subject to unclaimed property laws, the Company recognizes revenue from estimated unredeemed gift cards, based on its historical breakage experience, over the expected customer redemption period.

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

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows:

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$1,460	$1,513
Additions (reductions) to expense	1,497	(23)
Write-offs, net of recoveries and other adjustments	(145)	(30)
Balance at end of period	$2,812	$1,460

Deferred Revenues

The Company’s deferred revenues consist primarily of gift card liabilities, certain incentive liabilities as well as customer billings for professional services recognized ratably over the subscription period. These amounts are included within other accruals on the consolidated balance sheets. See Note 8, Other Accruals, for the Company’s gift card liabilities as of December 31, 2019 and 2018. Other deferred revenues are not material to the Company’s consolidated financial position. The majority of gift cards and incentives issued by the Company are redeemed within a year.

Contract Acquisition Costs

The Company defers the incremental costs of obtaining and renewing restaurant and corporate and campus program customer contracts, primarily consisting of commissions and bonuses and related payroll taxes, as contract acquisition assets within other assets on the consolidated balance sheets. Contract acquisition assets are amortized on a straight-line basis to sales and marketing expense in the consolidated statements of operations over the useful life of the contract, which is estimated to be approximately 4 years based on anticipated customer renewals. During the years ended December 31, 2019 and 2018, the Company deferred $16.5 million and $10.3 million of contract acquisitions costs, respectively, and amortized $4.5 million and $1.3 million of related expense, respectively.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions

There were no acquisitions during the year ended December 31, 2019

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

The excess of the consideration transferred in the acquisitions over the amounts assigned to the fair value of the net assets acquired was recorded as goodwill, which represents the value of LevelUp’s technology team, the ability to simplify integrations with restaurants on the Company’s platform and the expanded breadth and depth of the Company’s network of diners and campus relationships. The total goodwill related to the acquisitions of Tapingo and LevelUp of $418.1 million is not deductible for income tax purposes.

The assets acquired and liabilities assumed of Tapingo and LevelUp were recorded at their estimated fair values as of the closing dates of November 7, 2018 and September 13, 2018, respectively. See Note 6, Goodwill and Acquired Intangible Assets, for a description of changes to the purchase price allocations for Tapingo and LevelUp during the year ended December 31, 2019.

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

2017 Acquisitions

On October 10, 2017, the Company acquired all of the issued and outstanding equity interests of Eat24, LLC (“Eat24”), a wholly owned subsidiary of Yelp Inc., for approximately $281.7 million, including $281.4 million in net cash paid and $0.3 million

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

of other non-cash consideration. Eat24 provides online and mobile food ordering for restaurants and diners across the United States. The acquisition expanded the breadth and depth of the Company’s national network of restaurant partners and active diners.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

The fair value of the LevelUp below-market lease was measured based on the present value of the difference between the contractual amounts to be paid pursuant to the lease and an estimate of current fair market lease rates measured over the non-cancelable remaining term of the lease. As of January 1, 2019, the below-market lease intangible asset was derecognized from acquired intangible assets resulting in a corresponding adjustment to the opening balance of operating lease right-of-use assets on the consolidated balance sheets upon adoption of ASC Topic 842.

These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. Unobservable inputs were reflective of the types of assumptions that market participants would use in measuring the fair values of similar assets and liabilities such as, among others, discount rates, estimated future cash flows, initial developer costs, expected profits, royalty rates, rates of attrition and expected rates of return.

The Company incurred certain expenses directly and indirectly related to acquisitions of $2.7 million, $6.9 million, and $5.6 million which were recognized in general and administrative expenses within the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Pro Forma (unaudited)

The following unaudited pro forma information presents a summary of the operating results of the Company for the year ended December 31, 2018 as if the acquisitions of Tapingo and LevelUp had occurred as of January 1 of the year prior to acquisition:

Year Ended December 31, 2018
(in thousands, except per share data)
Revenues	$1,041,811
Net income	55,975
Net income per share attributable to common shareholders:
Basic	$0.63
Diluted	$0.61

The pro forma adjustments that reflect the amortization that would have been recognized for intangible assets, elimination of transaction costs incurred, stock-based compensation expense for assumed equity awards and interest expense for transaction financings, as well as the pro forma tax impact of such adjustments for the year ended December 31, 2018 were as follows:

Year Ended December 31, 2018
(in thousands)
Depreciation and amortization	$4,893
Transaction costs	(6,923)
Stock-based compensation	3,748
Interest expense	1,601
Income tax benefit	(1,548)

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

5. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$17,548	$—	$(34)	$17,514
Corporate bonds	1,300	—	—	1,300
Short-term investments
Commercial paper	46,971	—	(195)	46,776
Corporate bonds	2,304	2	—	2,306
Total	$68,123	$2	$(229)	$67,896

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$12,097	$—	$(21)	$12,076
Corporate bonds	870	—	—	870
Short-term investments
Commercial paper	13,334	—	(88)	13,246
Corporate bonds	750	—	—	750
Total	$27,051	$—	$(109)	$26,942

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of December 31, 2019.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$64,290	$(229)	$—	$—	$64,290	$(229)
Total	$64,290	$(229)	$—	$—	$64,290	$(229)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$25,322	$(109)	$—	$—	$25,322	$(109)
Corporate bonds	750	—	—	—	750	—
Total	$26,072	$(109)	$—	$—	$26,072	$(109)

The Company recognized interest income during the years ended December 31, 2019, 2018 and 2017 of $3.9 million, $4.0 million and $2.0 million, respectively, within net interest expense in the consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 16, Fair Value Measurement, for further details).

6. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of December 31, 2019 and 2018 were as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$497,788	$(135,482)	$362,306	$494,278	$(103,457)	$390,821
Diner acquisition	48,293	(19,909)	28,384	47,541	(10,306)	37,235
Developed technology	35,826	(15,916)	19,910	38,385	(10,247)	28,138
Other	2,918	(2,713)	205	3,676	(2,615)	1,061
Trademarks	—	—	—	2,225	(2,225)	—
Below-market lease intangible	—	—	—	2,206	(124)	2,082
Total amortizable intangible assets	584,825	(174,020)	410,805	588,311	(128,974)	459,337
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$674,501	$(174,020)	$500,481	$677,987	$(128,974)	$549,013

The gross carrying amount and accumulated amortization of the Company’s trademarks, developed technology and other intangible assets as of December 31, 2019 were adjusted in aggregate by $5.5 million and $5.4 million, respectively, for certain fully amortized assets that were no longer in use. Additionally, upon adoption of ASC Topic 842, the acquired below-market lease intangible was derecognized resulting in a corresponding adjustment to the operating lease right-of-use asset within the consolidated balance sheets as of January 1, 2019. Amortization of the acquired below-market lease intangible was recognized as rent expense within the consolidated statements of operations. See Note 9, Commitments and Contingencies, for further details.

Amortization expense for acquired intangible assets was $50.7 million, $42.5 million and $28.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018 were as follows.

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2017	$589,862	$—	$589,862
Acquisitions	429,377	—	429,377
Balance as of December 31, 2018	$1,019,239	$—	$1,019,239
Acquisitions - measurement period adjustments (a)	(11,271)	—	(11,271)
Balance as of December 31, 2019	$1,007,968	$—	$1,007,968
(a)

The change in the carrying amount of goodwill during the year ended December 31, 2019 was primarily related to changes in the fair value of net deferred tax assets for the purchase price allocations of the Tapingo and LevelUp acquisitions during the measurement period.

The Company acquired intangible assets of $4.3 million and $76.1 during the years ended December 31, 2019 and 2018, respectively, as a result of the acquisitions of LevelUp and Tapingo and the acquisitions of certain restaurant and diner network assets. The components of the acquired intangible assets added during the years ended December 31, 2019 and 2018 were as follows:

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	Weighted-Average Amortization Period	Amount	Weighted-Average Amortization Period
	(in thousands)	(years)	(in thousands)	(years)
Restaurant relationships	$3,510	19.5	$36,697	17.5
Developed technology	—		29,862	4.7
Diner acquisition	752	5.0	7,294	5.0
Below-market lease intangible	—		2,205	5.8
Total	$4,262		$76,058

Estimated future amortization expense of acquired intangible assets as of December 31, 2019 was as follows:

(in thousands)
2020	$45,645
2021	38,812
2022	36,843
2023	30,348
2024	28,141
Thereafter	231,016
Total	$410,805

As of December 31, 2019, the estimated remaining weighted-average useful life of the Company’s acquired intangibles was 13.4 years. The Company recognizes amortization expense for acquired intangibles on a straight-line basis.

7. Property and Equipment

The components of the Company’s property and equipment as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Developed software	$154,656	$90,302
Computer equipment	74,052	50,767
Leasehold improvements	52,962	39,550
Furniture and fixtures	14,463	10,801
Purchased software and digital assets	13,395	4,696
Construction in progress	6,018	1,976
Property and equipment	315,546	198,092
Accumulated depreciation and amortization	(142,802)	(78,597)
Property and equipment, net	$172,744	$119,495

The Company recorded depreciation and amortization expense for property and equipment other than developed software for the years ended December 31, 2019, 2018 and 2017 of $30.2 million, $21.6 million and $11.7 million, respectively.

The Company capitalized developed software costs of $64.5 million, $41.1 million and $26.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2019, 2018 and 2017 was $34.5 million, $21.8 million and $12.0 million, respectively.

8. Other Accruals

The Company’s other accruals recorded in current liabilities on the consolidated balance sheets as of December 31, 2019 and 2018 were as follows:

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

	December 31, 2019	December 31, 2018
	(in thousands)
Gift card liability	$12,212	$6,155
Other accrued expenses (a)	49,292	38,590
Total Other Accruals	$61,504	$44,745
(a)	Other accrued expenses consist of various accrued expenses with no individual item accounting for more than 5% of the total current liabilities as of December 31, 2019 and 2018.

 9. Commitments and Contingencies

Leases

As of December 31, 2019, the Company had operating lease agreements for its office facilities in various locations throughout the U.S, as well as in the U.K. and Israel, which expire at various dates through May 2030. The terms of the lease agreements provide for fixed rental payments on a graduated basis. For its primary operating leases, the Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal for a period of five years.  The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

As of December 31, 2019, the Company recognized on its consolidated balance sheets operating lease right-of-use assets of $100.6 million that represent the Company's right to use an underlying asset during the lease term and current and noncurrent operating lease liabilities of $9.4 million and $111.1 million, respectively, that represent the Company's obligation to make lease payments.

The components of lease costs, which consist of rent expense for leased office space, during the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019
(in thousands)
Fixed operating lease cost	$16,900
Short-term lease cost	2,025
Sublease income	(887)
Total lease cost	$18,038

Supplemental cash flow information related to the Company’s operating leases as well as the weighted-average lease term and discount rate as of December 31, 2019 were as follows:

Year Ended December 31, 2019
Cash paid for operating lease liabilities (in thousands)	$13,694
Operating lease assets obtained in exchange for new operating lease obligations (in thousands)	$29,714
Weighted-average remaining lease term (years)	8.8
Weighted-average discount rate	5.0%

Future lease payments under the Company’s operating lease agreements as of December 31, 2019 were as follows:

(in thousands)
2020	$10,185
2021	19,184
2022	17,205
2023	17,295
2024	16,355
Thereafter	72,304
Total future lease payments	$152,528
Less interest	(32,096)
Present value of lease liabilities	$120,432

The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees. Lease incentives reduce lease payments in the table above in the period in which they are expected to be received.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Rental expense under ASC Topic 840, primarily for leased office space under the operating lease commitments, was $13.1 million and $7.5 million for the years ended December 31, 2018 and 2017, respectively.

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

In September 2018, the district court granted summary judgment (on another defendant’s motion) of unpatentability on the sole remaining patent and vacated the December 3, 2018 jury trial date for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. In October 2018, the district court entered final judgment on all claims in the case in which summary judgment was granted, and then stayed the remaining cases (including the cases against Grubhub and Seamless). Ameranth then appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In November 2019, the Federal Circuit affirmed the district court’s findings of unpatentability in all material respects, and remanded certain dependent claims to the district court. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. The Company has not recorded an accrual related to this lawsuit as of December 31, 2019, as it does not believe a material loss is probable.

On November 20, 2019, a purported stockholder of the Company filed a putative class action complaint against the Company, Chief Executive Officer Matthew Maloney, and Chief Financial Officer Adam DeWitt in the United States District Court for the Northern District of Illinois, Case No. 19 Civ. 7665.  The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on its allegation that the defendants made false and misleading statements about the Company’s growth, competitive landscape, and strategy.  The complaint seeks unspecified compensatory damages and attorneys’ fees, among other relief.  The defendants believe that the complaint is without merit.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities, including labor and employment claims, some of which relate to the alleged misclassification of independent contractors. In September 2015, a claim was brought in the United States District Court for the Northern District of California under the Private Attorneys General Act by an individual plaintiff on behalf of himself and seeking to represent other drivers and the State of California. The claim sought monetary penalties and injunctive relief for alleged violations of the California Labor Code based on the alleged misclassification of drivers as independent contractors. A decision was issued on February 8, 2018, and the court ruled in favor of the Company, finding that plaintiff was properly classified as an independent contractor. In March 2018, the plaintiff appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. Several other putative class actions and arbitrations have been brought against the Company alleging misclassification of independent contractors. The Company does not believe any of the foregoing claims will have a material impact on its consolidated financial statements. However, there is no assurance that any claim will not be combined into a collective or class action.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

10. Debt

The following table summarizes the carrying value of the Company’s debt as of December 31, 2019:

	December 31, 2019	December 31, 2018
	(in thousands)
Senior Notes	$500,000	$—
Term loan	—	120,312
Revolving loan	—	222,000
Total debt	$500,000	$342,312
Less current portion	—	(6,250)
Less unamortized deferred debt issuance costs	(6,991)	(514)
Long-term debt	$493,009	$335,548

Senior Notes

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The first interest payment of $15.4 million was made in December 2019. The net proceeds from the sale of the Senior Notes were $494.4 million after deducting the initial purchasers’ discount and offering expenses. The Company used $323.0 million of the proceeds from the Senior Notes offering to prepay and extinguish the term loan facility portion of the Company’s existing credit facility and $17.3 million to pay down the outstanding balance of the revolving loan under the existing credit facility. The remaining proceeds will be used for general corporate purposes.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Credit Agreement

On February 6, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million and provided for term loans in an aggregate principal amount of $325 million. The $325 million term loan portion of the Credit Agreement was extinguished on June 10, 2019. In addition to the $225 million aggregate undrawn revolving loans under the Credit Agreement, of which $219.5 million was available as of December 31, 2019, the Company may incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024. The Credit Agreement amended and restated the Company’s prior $350 million credit facility, which was due to expire on October 9, 2022.

Under the Credit Agreement, borrowings bear interest, at the Company’s option, based on LIBOR or an alternate base rate plus a margin. In the case of LIBOR loans the margin ranges between 1.125% and 1.750% and, in the case of alternate base rate loans, between 0.125% and 0.75%, in each case, based upon the Company’s consolidated senior secured net leverage ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee on the undrawn portion available under the revolving loan facility of between 0.150% and 0.275% per annum, based upon the Company’s consolidated senior secured net leverage ratio.

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

Other Information

During the year ended December 31, 2019, proceeds from the sale of the Senior Notes and cash on hand were used to pay down the principal balance outstanding under the Credit Agreement of $342.3 million. As of December 31, 2019, the Company’s outstanding debt consisted of $500.0 million in Senior Notes. There were no outstanding borrowings under the Credit Agreement as of December 31, 2019. See Note 16, Fair Value Measurement, for the fair value of the Company’s Senior Notes as of December 31, 2019.

The Company was in compliance with the financial covenants of its debt facilities as of December 31, 2019. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

The Company capitalized $9.1 million of debt issuance costs during the year ended December 31, 2019 in connection with the issuance of the Senior Notes and the amendment of the Credit Agreement. As of December 31, 2019, unamortized debt issuance costs of $1.1 million related to the revolving loan facility and $7.0 million related to the Senior Notes were recorded as other assets and as a reduction of long-term debt, respectively, on the consolidated balance sheets. As of December 31, 2018, total unamortized debt issuance costs of $1.9 million were recorded as other assets and as a reduction of long-term debt on the consolidated balance sheets in proportion to the borrowing capacities of the revolving and term loans.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility. During the years ended December 31, 2019, 2018 and 2017, the Company recognized interest expense of $24.3 million, $7.5 million, and $2.1 million, respectively. Interest expense for the year ended December 31, 2019 included $1.9 million for the write-off of unamortized debt issuance costs upon extinguishment of the term loan facility and the amendment of the Credit Agreement. The effective interest rate, including amortization of debt issuance costs and commitment fees, for borrowings under the Company’s senior debt facilities for the years ended December 31, 2019, 2018 and 2017 was 5.18%, 3.82%, and 3.00%, respectively.

Future maturities of principal payments for amounts outstanding under the Company’s debt facilities as of December 31, 2019, excluding potential early payments, were as follows:

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands)
2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	500,000
Total	$500,000

11. Stock-Based Compensation

In May 2015, the Company’s stockholders approved the Grubhub Inc. 2015 Long-Term Incentive Plan (as amended, the “2015 Plan”), pursuant to which the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based and cash-based awards. Effective upon the adoption of the 2015 Plan, no further grants were or will be made under the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”). In May 2019, the Company’s stockholders approved an amendment to the 2015 Plan which increased the aggregate number of shares that may be issued under the 2015 Plan by 5,000,000 shares. As of December 31, 2019, there were 5,702,780 shares of common stock authorized and available for issuance pursuant to awards granted under the 2015 Plan. No further grants will be made under the assumed Tapingo and LevelUp incentive plans. The Board of Directors of the Company and committee or subcommittee of the Board of Directors has discretion to establish the terms and conditions for grants, including, but not limited to, the number of shares and vesting and forfeiture provisions.

The Company has granted non-qualified and incentive stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock units and restricted stock awards. For all stock options outstanding as of December 31, 2019, the exercise price of the stock options equals the fair value of the stock option on the grant date. The stock options and restricted stock units vest over different lengths of time, but generally over 4 years, and are subject to forfeiture upon termination of employment prior to vesting. The maximum term for stock options issued to employees under the 2015 Plan, the 2013 Plan and the assumed Tapingo and LevelUp incentive plans is 10 years, and they expire 10 years from the date of grant. Compensation expense for stock options, restricted stock units and restricted stock awards is recognized ratably over the vesting period.

The rights granted to the recipient of a restricted stock unit generally accrue over the vesting period. Participants holding restricted stock units are not entitled to any ordinary cash dividends paid by the Company with respect to such shares. The Company does not expect to pay any dividends in the foreseeable future.

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $72.9 million, $55.3 million and $32.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, $211.5 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.8 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards and restricted stock units in excess of the deferred tax assets that were previously recorded. During the years ended December 31, 2019, 2018, and 2017, the Company recognized excess tax benefits from stock-based compensation of $2.0 million, $18.0 million, and $7.1 million, respectively, within income tax (benefit) expense in the consolidated statements of operations and within cash flows from operating activities on the consolidated statements of cash flows.

The Company capitalized stock-based compensation expense as website and software development costs of $15.9 million, $9.0 million and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock Options

The Company granted 333,929, 347,891 and 618,899 stock options under the 2015 Plan during the years ended December 31, 2019, 2018 and 2017, respectively. In 2018, the Company also assumed 327,752 unvested ISOs with the acquisitions of LevelUp and Tapingo. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Since the first quarter of 2018, expected volatility has been based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018		2017
Weighted-average fair value options granted	$30.91	$66.19		$15.19
Average risk-free interest rate	2.42%	2.61%		1.65%
Expected stock price volatility (a)	48.3%	46.4%		48.7%
Dividend yield	None	None		None
Expected stock option life (years)	4.00	3.51	(b)	4.00
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

(b)	The expected term for Tapingo and LevelUp assumed ISO awards was calculated based on their respective remaining vesting periods as of the acquisition date.

____________________________________________________________________________________________________________________

Stock option awards as of December 31, 2019 and 2018, and changes during the year ended December 31, 2019, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2018	2,650,839	$33.13	$120,977	6.87
Granted	333,929	76.98
Forfeited	(30,086)	83.05
Exercised	(204,407)	21.87
Outstanding at December 31, 2019	2,750,275	38.74	50,737	6.28
Vested and expected to vest at December 31, 2019	2,749,867	38.73	50,737	6.28
Exercisable at December 31, 2019	1,993,867	$28.75	$46,412	5.54

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2019, 2018 and 2017 was $10.4 million, $38.7 million and $19.5 million, respectively.

The Company recorded compensation expense for stock options of $16.1 million, $17.7 million and $11.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $24.5 million and is expected to be recognized over a weighted-average period of 2.2 years.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2019 and 2018, and changes during the year ended December 31, 2019 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,328,857	$67.33
Granted	2,368,732	69.82
Forfeited	(579,612)	70.30
Vested	(969,595)	60.96
Cancelled	(52,357)	85.39
Outstanding at December 31, 2019	3,096,025	$70.62

Compensation expense related to restricted stock units was $56.8 million, $37.6 million and $20.9 million during the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during years ended December 31, 2019, 2018, and 2017 was $64.6 million, $96.3 million and $27.3 million, respectively. As of December 31, 2019, $187.0 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 3,074,923 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $70.71 is expected to be recognized over a weighted-average period of 2.9 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

12. Income Taxes

The Company files income tax returns in the U.S. federal, the United Kingdom (“U.K.”), Israel and various state jurisdictions.

For the years ended December 31, 2019, 2018 and 2017, the income tax provision was comprised of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$328	$(2,934)	$16,852
State	(1,139)	3,827	4,721
Foreign	327	335	271
Total current	(484)	1,228	21,844
Deferred:
Federal	(5,851)	2,608	(30,794)
State	(1,791)	(884)	(385)
Foreign	(84)	—	—
Total deferred	(7,726)	1,724	(31,179)
Total income tax (benefit) expense	$(8,210)	$2,952	$(9,335)

Income (loss) before provision for income taxes for the years ended December 31, 2019, 2018 and 2017, was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic source	$(29,227)	$80,878	$88,357
Foreign source	2,451	555	1,291
Income (loss) before provision for income taxes	$(26,776)	$81,433	$89,648

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to the income taxes reported in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income tax expense (benefit) at statutory rate	$(5,623)	$17,101	$31,377
Excess compensation	1,786	1,753	—
State income taxes	(2,189)	1,248	5,011
Effect of federal rate change	—	—	(36,768)
Stock-based compensation	145	(15,924)	(7,072)
Research and development tax credit	(2,995)	(1,470)	(800)
Uncertain tax position	67	(545)	(55)
Foreign rate differential	(18)	(57)	(203)
Meals and entertainment	659	292	286
Unremitted earnings tax	—	—	363
All other	(42)	554	(1,474)
Total income tax (benefit) expense	$(8,210)	$2,952	$(9,335)

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

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$84,153	$72,466
Accrued expenses	—	4,128
Stock-based compensation	8,302	8,832
Lease accounting	5,817	—
Fixed assets - state	2,514	2,295
Total deferred tax assets	100,786	87,721
Valuation allowance	(15,655)	(23,840)
Net deferred tax assets	85,131	63,881
Deferred tax liabilities:
Fixed assets	(8,802)	(8,607)
Intangible assets	(99,870)	(101,451)
Prepaid expenses	(882)	(206)
Accrued expenses	(2,740)	—
Total deferred tax liabilities	(112,294)	(110,264)
Net deferred tax liability	$(27,163)	$(46,383)

The Company classified its net deferred tax liabilities as long-term liabilities on the consolidated balance sheets as of December 31, 2019 and 2018.

A partial valuation reserve of $13.2 million and $8.4 million was recorded as of December 31, 2019 and 2018, respectively, against certain state-only credits that have a short carryover period for which the Company believes that a portion of the credit carryovers will more likely than not expire before they are utilized. The Company also maintains a partial valuation allowance of

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

$2.5 million on Federal and state net operating losses (“NOLs”) as of December 31, 2019 as it is more likely than not that these will not be utilized. The Company had previously recorded a full valuation allowance as of December 31, 2018 of $15.4 million on Israeli NOLs that were not expected to be utilized prior to a tax restructuring during the year ended December 31, 2019.

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

The Company had the following tax loss and credit carryforwards as of December 31, 2019 and 2018:

	2019	2018	Beginning Year of Expiration
	(in thousands)
U.S. federal loss carryforwards	$34,268	$29,853	2027
U.S. state and local loss carryforwards	21,258	18,147	2027
Israeli loss carryforward	15,204	15,382	Indefinite
Illinois Edge Credits(a)	15,523	11,992	2018
Federal research and development credit	5,359	1,986	2028
State research and development credit	1,401	1,710	2018
(a)	Amounts are before the federal benefit of state tax.

__________________________________________________________________________________________________

The Company’s tax returns are subject to the normal statute of limitations, three years from the filing date for federal income tax purposes. The federal and state statute of limitations generally remain open for years in which tax losses are generated until three years from the year those losses are utilized. Under these rules, the 2006 and later year NOLs of Slick City Media, Inc. are still subject to audit by the IRS and state and local jurisdictions. Also, the 2007 and later year NOLs of Grubhub Holdings Inc. and its acquired businesses are still subject to audit by the IRS and state and local jurisdictions. The December 31, 2016 and later period U.K. returns of Seamless Europe Ltd. are subject to examination by the U.K. tax authorities. The December 31, 2015 and later period Israeli returns of Tapingo Ltd. are subject to exam by the Israeli tax authorities.

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

The following table summarizes the Company’s unrecognized tax benefit activity during the years ended December 31, 2019 and 2018, excluding the related accrual for interest:

	As of December 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$751	$2,864
Reductions for tax positions taken in prior years	—	(2,260)
Additions for tax positions taken in the current year	67	147
Balance at end of period	$818	$751

Deferred tax assets that relate to the potential settlement of these unrecognized tax benefits were included in the net deferred tax liabilities on the consolidated balance sheets as of December 31, 2019 and 2018. The reserve relates to research and development credits.

The Company records interest and penalties, if any, as a component of its income tax (benefit) expense in the consolidated statements of operations. No interest expense or penalties were recognized during the years ended December 31, 2019 and 2018. Interest expense of less than $0.1 million and no penalties were recognized during the year ended December 31, 2017.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

13. Stockholders’ Equity

As of December 31, 2019 and 2018, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At December 31, 2019 and 2018, there were 500,000,000 shares of common stock authorized. At December 31, 2019 and 2018, there were 91,576,060 and 90,756,548 shares of common stock issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of December 31, 2019 and 2018.

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

On January 22, 2016, the Company’s Board of Directors approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. Repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the years ended December 31, 2019 and 2018, the Company did not repurchase any shares of its common stock. Since inception of the program, the Company has repurchased and retired 724,473 shares of its common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of December 31, 2019 and 2018. There were no issued or outstanding shares of preferred stock as of December 31, 2019 and 2018.

14. Retirement Plan

Beginning February 1, 2012, the Company has maintained a defined contribution plan for employees. The plan is qualified under section 401(k) of the Internal Revenue Code. The Company may also make discretionary profit-sharing contributions as determined by the Company’s Board of Directors. The Company matched 100% of the first 3% of employees’ contributions of eligible compensation and 50% of the next 2% of employees’ contributions of eligible compensation during the years ended December 31, 2019, 2018 and 2017 and recognized matching contributions expense of $5.1 million, $3.5 million and $2.3 million, respectively.

15. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options and restricted stock units, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units using the treasury stock method. For periods of net loss, basic and diluted earnings per share are the same as the effect of the assumed exercise of stock options and vesting of restricted stock units is anti-dilutive.

The sale of 2,820,464 shares of the Company’s common stock to the Investor on April 25, 2018 resulted in an immediate increase in the outstanding shares used to calculate the weighted-average common shares outstanding for the year ended December 31, 2018 (see Note 13, Stockholders' Equity).

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (numerator)	$(18,566)	$78,481	$98,983
Shares used in computation (denominator)
Weighted-average common shares outstanding	91,247	89,447	86,297
Basic earnings (loss) per share	$(0.20)	$0.88	$1.15
Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (numerator)	$(18,566)	$78,481	$98,983
Shares used in computation (denominator)
Weighted-average common shares outstanding	91,247	89,447	86,297
Effect of dilutive securities:
Stock options	—	1,601	1,059
Restricted stock units	—	1,306	826
Weighted-average diluted shares	91,247	92,354	88,182
Diluted earnings (loss) per share	$(0.20)	$0.85	$1.12

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Anti-dilutive shares underlying stock-based awards:
Stock options	2,750	216	—
Restricted stock units	3,096	223	36

16. Fair Value Measurement

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

cash flow technique that considered the credit profile of the Company. Accounts receivable, restaurant food liability and accounts payable approximate fair value due to their generally short-term maturities.

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Level 2	Carrying Value	Level 2	Level 3	Carrying Value
	(in thousands)
Assets
Money market funds	$28	$28	$61	$—	$61
Commercial paper	64,290	64,519	25,322	—	25,431
Corporate bonds	3,606	3,604	1,620	—	1,620
Total assets	$67,924	$68,151	$27,003	$—	$27,112
Liabilities
Long-term debt, including current maturities	$467,500	$500,000	$—	$342,745	$342,312
Total liabilities	$467,500	$500,000	$—	$342,745	$342,312

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 4, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grubhub Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020, expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Acquired Intangible Assets

As disclosed in Note 4 to the financial statements, during the year ended December 31, 2019, the Company finalized the purchase price allocation for two 2018 acquisitions with aggregate consideration of $521.5 million. In 2018, the Company acquired all of the outstanding equity of SCVNGR, Inc. d/b/a LevelUp (“LevelUp”) for consideration of $369.4 million and Tapingo Ltd. (“Tapingo”) for consideration of $152.1 million. These acquisitions resulted in the Company recognizing $57.5 million in acquired intangible assets, comprised of $36.5 million of acquired intangible assets from the LevelUp acquisition and $21.0 million of intangible assets acquired from the Tapingo acquisition.

As described in Note 2 Summary of Significant Accounting Policies, Intangible Assets and Note 4 Acquisitions, Additional information; the valuation of acquired intangible assets is based on the estimated fair values at acquisition as measured by a combination of income, cost, and market approaches. The valuation of the acquired intangible assets involved a significant level of judgment and estimation by management including the selection of valuation models and the estimation of key inputs for the various valuation models employed, such as discount rates, estimated future cash flows, initial developer costs, expected profits, royalty rates, rates of attrition, and expected rates of return. Due to the complexity of these estimates, the Company engaged a specialist to assist in the valuation of acquired intangible assets. We considered auditing the valuation of acquired intangible assets for these acquisitions to be a critical audit matter, because it involved a high degree of subjectivity in evaluating management’s estimates and judgments as well as the use of valuation specialists.

Our audit procedures related to the valuation of acquired intangible assets included the following:

•

Tested the design and operating effectiveness of the Company’s internal controls over the accounting for acquired intangible assets, including the appropriateness of valuation methods selected and key inputs used in the valuations.

•

Evaluated the significant assumptions and methods used in developing the fair value estimates including assessing the appropriateness of (1) the methods used to value the acquired intangible assets, and (2) the key inputs used in valuing the acquired intangible assets, including discount rates, estimated future cash flows, initial developer costs, expected profits, royalty rates, rates of attrition, and expected rates of return.

•	Utilized a valuation specialist to assist in the evaluation of the appropriateness of the valuation models and certain assumptions applied in the valuation of the acquired intangible assets.

Capitalization of Website and Software Development Costs

The Company’s business is predominantly based upon revenue derived from connecting diners and restaurants through technology to create a takeout marketplace for restaurant pick-up and delivery orders and, as a result, the Company invests in website and software development. As described in Note 2 Summary of Significant Accounting Policies, Website and Software Development Costs and Note 7 Property and Equipment, significant internal and external costs incurred during the application development stage of website and software development, as well as certain enhancement costs incurred in the post- implementation phase that are determined to be substantial upgrades, are capitalized if determined by management to be direct and incremental thereto. During the year ended December 31, 2019, the Company capitalized $64.5 million of website and software development costs.

The capitalization of website and software development costs involves a significant amount of judgment and estimation by management. Evaluating website and software development costs for capitalization involves assessing a variety of subjective factors and estimates, such as distinguishing between costs incurred during the preliminary project period and those incurred during the development stages of an application. Further, management applies significant judgment to identify website and software development costs that meet the capitalization criteria of being significant, and direct and incremental to the application development. In addition, the determination of capitalizable website and software development costs involves complexity in the aggregation and evaluation of significant amounts of data.

We considered auditing the amount of capitalized website and software development costs to be a critical audit matter, because it involved a significant amount of judgment and estimation by management as well as complexity in the aggregation and evaluation of significant amounts of data and thus required the application of significant auditor judgment.

Our audit procedures related to the capitalized website and software development costs included the following procedures:

•

Tested the design and operating effectiveness of internal controls over the identification and calculation of website and software development costs to be capitalized as well as the completeness and accuracy of reports used in management’s calculation.

•	Tested the completeness and accuracy of reports used in management’s calculations of capitalized website and software development costs, including testing mathematical accuracy.
•

Evaluated individual costs incurred to assess whether website and software development costs were properly capitalized based upon the nature and stage of the work performed and whether the requisite capitalization criteria were met.

•	Tested capitalized costs in the post-implementation phase to determine if the costs related to substantial upgrades and enhancements and met the criteria for capitalization.
•	Performed corroborative interviews with Company personnel involved in website and software development regarding the nature and functionality of costs incurred.

/s/ Crowe LLP

We have served as the Company’s auditor since 2013.

Oak Brook, Illinois

February 28, 2020

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

Unless otherwise stated, the discussion below reflects the results of acquired businesses from the relevant acquisition dates in 2018. In the opinion of management, the data has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per share data)(unaudited)
Revenues	$341,270	$322,053	$325,058	$323,770	$287,721	$247,225	$239,741	$232,570
Costs and expenses:
Operations and support	190,328	161,387	162,406	161,350	144,082	111,511	102,445	96,283
Sales and marketing	86,100	71,617	74,128	78,454	69,877	49,426	46,231	48,756
Technology (exclusive of amortization)	29,164	29,483	29,400	27,250	24,972	21,258	18,717	17,331
General and administrative	28,018	25,329	25,784	22,787	27,393	22,195	18,180	17,697
Depreciation and amortization	32,488	30,649	27,223	25,089	24,153	20,987	19,849	20,951
Total costs and expenses	366,098	318,465	318,941	314,930	290,477	225,377	205,422	201,018
Income (loss) from operations	(24,828)	3,588	6,117	8,840	(2,756)	21,848	34,319	31,552
Interest expense - net	6,189	6,025	5,467	2,812	2,163	337	8	1,022
Income (loss) before provision for income taxes	(31,017)	(2,437)	650	6,028	(4,919)	21,511	34,311	30,530
Income tax (benefit) expense	(3,299)	(3,447)	(602)	(862)	231	(1,234)	4,191	(236)
Net income (loss) attributable to common stockholders	$(27,718)	$1,010	$1,252	$6,890	$(5,150)	$22,745	$30,120	$30,766
Net income (loss) per share attributable to common stockholders(a):
Basic	$(0.30)	$0.01	$0.01	$0.08	$(0.06)	$0.25	$0.34	$0.35
Diluted	$(0.30)	$0.01	$0.01	$0.07	$(0.06)	$0.24	$0.33	$0.34

(a)	Full year amounts may not equal the sum of the quarters due to rounding

For a discussion of the significant changes in our operating results for the year ended December 31, 2019, please refer to the section titled “Operations Review” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

•

During the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, the Company recognized acquisition-related and non-recurring restructuring costs of $0.5 million, $1.3 million, $1.3 million and $1.0 million, respectively, within general and administrative expenses in the consolidated statements of operations

•

During the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, the Company recognized acquisition-related and non-recurring restructuring costs of $1.3 million, $1.3 million, $3.0 million and $2.0 million, respectively, within general and administrative expenses in the consolidated statements of operations.

Key business metrics include transactions placed on the Platform where the Company provides marketing services to generate orders. The Platform excludes transactions where the Company exclusively provides technology or fulfillment services. Our key business metrics were as follows for the periods presented:

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(unaudited)
Active Diners	22,621,000	21,197,000	20,288,000	19,286,000	17,688,000	16,379,000	15,581,000	15,078,000
Daily Average Grubs	502,600	457,300	488,900	521,000	467,500	416,000	423,200	436,900
Gross Food Sales (in millions)	$1,552.0	$1,400.0	$1,459.3	$1,502.3	$1,376.9	$1,214.5	$1,220.4	$1,245.0

•	Active Diners are the number of unique diner accounts from which an order has been placed in the past twelve months through the Company’s Platform.
•	Daily Average Grubs are calculated as the number of orders placed on the Platform divided by the number of days for a given period.
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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2019 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report and Attestation Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management determined that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

Crowe LLP, our independent registered public accounting firm, who has audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, and as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Grubhub Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements") and our report dated February 28, 2020 expressed an unqualified opinion.

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

February 28, 2020

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Company’s definitive proxy statement to be filed with the SEC in connection with its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which is expected to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

The information required by this Item 11 will be contained in the 2020 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the 2020 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be contained in the 2020 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2020 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Data

2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Grubhub Inc.	10-Q	001-36389	3.1	August 7, 2014
3.2	Amended and Restated By-laws of Grubhub Inc.	10-Q	001-36389	3.2	August 7, 2014
4.1	Description of Securities of the Registrant					X
4.2	Form of common stock certificate of the Registrant.	S-1/A	333-194219	4.1	March 20, 2014
4.3	Indenture, dated June 10, 2019, among Grubhub Holdings Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-36389	4.1	June 10, 2019
4.4	Form of Senior Note	8-K	001-36389	4.2	June 10, 2019
10.1	Registration Rights Agreement, dated August 8, 2013 by and among Grubhub Inc. (f/k/a Grubhub Seamless Inc. f/k/a Seamless Grubhub Holdings Inc.) and certain stockholders listed therein.	S-1/A	333-194219	10.1	March 14, 2014
10.2*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of May 19, 2013.	S-1/A	333-194219	10.8	February 18, 2014
10.3*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of March 9, 2009.	S-1/A	333-194219	10.9	February 18, 2014
10.4*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of May 19, 2013.	S-1/A	333-194219	10.10	February 18, 2014
10.5*	Employment Offer Letter between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated October 17, 2011.	S-1/A	333-194219	10.11	February 18, 2014
10.6*	Protective Agreement and Agreement Not To Compete between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of October 7, 2011.	S-1/A	333-194219	10.12	February 18, 2014
10.7*	Employment Offer Letter and Agreement Relating to Employment and Post-Employment Competition between Seamless North America, LLC and Margo Drucker, dated as of May 17, 2012.	10-K	001-36389	10.39	February 26, 2016
10.8*	Employment Offer Letter between Grubhub Holdings Inc. and Maria Belousova, dated as of January 30, 2014.	10-K	001-36389	10.11	February 28, 2018
10.9*	Employment Offer Letter between Grubhub Holdings Inc. and Sam Hall, dated as of January 26, 2018.					X
10.10*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.16	February 18, 2014
10.11*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.17	February 18, 2014

10.12*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.18	February 18, 2014
10.13*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on January 28, 2013.	S-1/A	333-194219	10.19	February 18, 2014
10.14*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.20	February 18, 2014
10.15*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.21	February 18, 2014
10.16*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.22	February 18, 2014
10.17*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.23	February 18, 2014
10.18*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.24	February 18, 2014
10.19*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.25	February 18, 2014
10.20*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.26	February 18, 2014
10.21*	Employee Restricted Stock Purchase Agreement, dated November 3, 2010, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney.	S-1/A	333-194219	10.38	February 18, 2014
10.22*	Note Cancellation and Stock Repurchase Agreement, dated December 21, 2012, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.), Matthew Maloney and Matt and Holly Maloney Family Limited.	S-1/A	333-194219	10.39	February 18, 2014

10.23*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.41	February 28, 2014
10.24*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.42	February 28, 2014
10.25*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker, granted in substitution of options originally granted on July 9, 2012.	10-Q	001-36389	10.1	May 9, 2016
10.26*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker relating to options granted on January 28, 2014.	10-Q	001-36389	10.2	May 9, 2016
10.27*	Form of Indemnification Agreement.	S-1/A	333-194219	10.44	April 3, 2014
10.28*	Grubhub Inc. (f/k/a Grubhub Seamless Inc.) 2013 Omnibus Incentive Plan.	S-1/A	333-194219	10.15	February 18, 2014
10.29*	Form of Option Grant Notice and Option Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.46	March 5, 2015
10.30*	Form of RSU Grant Notice and Restricted Stock Unit Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.47	March 5, 2015
10.31*	Grubhub Inc. 2015 Long-Term Incentive Plan.	DEF 14A	001-36389	Appendix A	April 10, 2015
10.32*	Appendix A - Israel to the 2015 Long-Term Incentive Plan	10-K	001-36389	10.32	February 28, 2019
10.33*	First Amendment to Grubhub Inc. 2015 Long-Term Incentive Plan	8-K	001-36389	10.1	May 21, 2019
10.34*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-K	001-36389	10.45	February 26, 2016
10.35*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-Q	001-36389	10.46	August 8, 2016
10.36*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (Officer Grant).	10-K	001-36389	10.47	February 26, 2016
10.37*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (Officer Grant).	10-K	001-36389	10.48	February 26, 2016
10.38*	SCVNGR, Inc. 2013 Stock Incentive Plan.	S-8	333-227330	99.1	September 14, 2018
10.39*	Tapingo Ltd. - 2011 Option Plan.	S-8	333-228261	99.1	November 7, 2018
10.40*	Form of Non-Qualified Stock Option Grant Notice and Award Agreement under New York Stock Exchange Listed Company Manual 303A.08					X
10.41*	Form of Restricted Stock Unit Grant Notice and Award Agreement under New York Stock Exchange Listed Company Manual 303A.08					X

10.42	Office Building Lease, dated March 23, 2012, by and between 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.1	October 9, 2015
10.43	First Amendment to Lease, dated December 11, 2013, by and between Burnham Center – 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.2	October 9, 2015
10.44	Second Amendment to Lease, dated October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	8-K	001-36389	10.3	October 9, 2015
10.45	Third Amendment to Lease, dated as of October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.7	November 8, 2017
10.46	Fourth Amendment to Lease, dated as of October 16, 2017, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.8	November 8, 2017
10.47	Fifth Amendment to Lease, dated as of October 1, 2018, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.1	November 6, 2018
10.48	Office Building Lease, dated as of May 19, 2011, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC)	10-Q	001-36389	10.9	November 8, 2017
10.49	First Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC).	10-Q	001-36389	10.10	November 8, 2017
10.50	Second Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to and Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC).	10-Q	001-36389	10.11	November 8, 2017
10.51	Third Amendment to Lease, dated as of September 27, 2017, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc. as successor-in-interest to Seamless North America, LLC.	10-Q	001-36389	10.12	November 8, 2017
10.52	Credit Agreement, dated as of February 6, 2019, by and among Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A., as administrative agent, Citibank, N.A,, BMO Capital Markets Group and Merrill Lynch, Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, and the other lenders party thereto.	8-K	001-36389	10.1	February 7, 2019
10.53	Unit Purchase Agreement, dated as of August 3, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.	10-Q	001-36389	10.1	August 8, 2017

10.54	Amendment No. 1 to the Unit Purchase Agreement, dated as of October 10, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.	10-Q	001-36389	10.2	November 8, 2017
10.55	Investment Agreement by and among the Grubhub Inc. and Yum Restaurant Services Group, LLC, a wholly owned subsidiary of Yum! Brands, Inc.	8-K	001-36389	10.1	February 8, 2018
21.1	List of Subsidiaries.					X
23.1	Consent of Crowe LLP					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBHUB INC.

By:	/s/ Adam DeWitt
Adam DeWitt
President and Chief Financial Officer (Principal Financial Officer)
February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the twenty-eighth day of February 2020.

/s/ Adam DeWitt	/s/ Girish Lakshman
Adam DeWitt	Girish Lakshman
President and Chief Financial Officer (Principal Financial Officer)	Director

/s/ David Fisher	/s/ Matthew Maloney
David Fisher	Matthew Maloney
Director	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lloyd Frink	/s/ Brian McAndrews
Lloyd Frink	Brian McAndrews
Director	Chairman of the Board of Directors

/s/ David Habiger	/s/ Linda Johnson Rice
David Habiger	Linda Johnson Rice
Director	Director

/s/ Brandt Kucharski	/s/ Keith Richman
Brandt Kucharski	Keith Richman
Principal Accounting Officer and Controller	Director
(Principal Accounting Officer)

/s/ Katrina Lake	/s/ Arthur F. Starrs, iii
Katrina Lake	Arthur F. Starrs, III
Director	Director