Form 10-Q
period 2020-03-31
GrubHub Inc.
filed 2020-05-11
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, 91,954,814 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$560,708	$375,909
Short-term investments	36,359	49,275
Accounts receivable, less allowances for doubtful accounts	135,661	119,658
Income tax receivable	20,271	3,960
Prepaid expenses and other current assets	18,051	17,515
Total current assets	771,050	566,317
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	189,050	172,744
OTHER ASSETS:
Other assets	32,154	26,836
Operating lease right-of-use asset	101,758	100,632
Goodwill	1,007,968	1,007,968
Acquired intangible assets, net of amortization	487,797	500,481
Total other assets	1,629,677	1,635,917
TOTAL ASSETS	$2,589,777	$2,374,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$152,551	$131,753
Accounts payable	29,317	26,748
Accrued payroll	24,255	19,982
Current operating lease liability	11,999	9,376
Other accruals	87,438	61,504
Total current liabilities	305,560	249,363
LONG-TERM LIABILITIES:
Deferred taxes, non-current	24,438	27,163
Noncurrent operating lease liability	112,863	111,056
Long-term debt	668,242	493,009
Other accruals	817	817
Total long-term liabilities	806,360	632,045
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of March 31, 2020 and December 31, 2019; issued and outstanding: no shares as of March 31, 2020 and December 31, 2019.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at March 31, 2020 and December 31, 2019; issued and outstanding: 91,916,978 and 91,576,060 shares as of March 31, 2020 and December 31, 2019, respectively	9	9
Accumulated other comprehensive loss	(2,271)	(1,628)
Additional paid-in capital	1,182,757	1,164,400
Retained earnings	297,362	330,789
Total stockholders’ equity	$1,477,857	$1,493,570
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,589,777	$2,374,978

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenues	$362,980	$323,770
Costs and expenses:
Operations and support	214,561	161,350
Sales and marketing	90,742	78,454
Technology (exclusive of amortization)	31,273	27,250
General and administrative	38,949	22,787
Depreciation and amortization	33,363	25,089
Total costs and expenses	408,888	314,930
Income (loss) from operations	(45,908)	8,840
Interest expense - net	6,380	2,812
Income (loss) before provision for income taxes	(52,288)	6,028
Income tax benefit	(18,861)	(862)
Net income (loss) attributable to common stockholders	$(33,427)	$6,890
Net income (loss) per share attributable to common stockholders:
Basic	$(0.36)	$0.08
Diluted	$(0.36)	$0.07
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	91,793	90,951
Diluted	91,793	92,918

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(33,427)	$6,890
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(643)	227
COMPREHENSIVE INCOME (LOSS)	$(34,070)	$7,117

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(33,427)	$6,890
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	8,658	6,193
Amortization of intangible assets and developed software	24,705	18,896
Stock-based compensation	20,185	16,478
Deferred taxes	(2,725)	(986)
Other	3,479	735
Change in assets and liabilities:
Accounts receivable	(18,333)	(30,391)
Income taxes receivable	(16,311)	(916)
Prepaid expenses and other assets	(4,602)	(10,666)
Restaurant food liability	20,857	13,099
Accounts payable	4,678	(18,644)
Accrued payroll	4,277	411
Other accruals	26,085	12,845
Net cash provided by operating activities	37,526	13,944
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(19,790)	(12,160)
Proceeds from maturity of investments	32,900	11,636
Capitalized website and development costs	(14,243)	(10,692)
Purchases of property and equipment	(19,678)	(8,018)
Acquisition of other intangible assets	(510)	(5,379)
Acquisitions of businesses, net of cash acquired	—	127
Other cash flows from investing activities	(250)	—
Net cash used in investing activities	(21,571)	(24,486)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under the credit facility	175,000	—
Taxes paid related to net settlement of stock-based compensation awards	(8,051)	(9,966)
Proceeds from exercise of stock options	1,414	2,424
Repayments of borrowings under the credit facility	—	(2,031)
Payments for debt issuance costs	—	(1,647)
Net cash provided by (used in) financing activities	168,363	(11,220)
Net change in cash, cash equivalents, and restricted cash	184,318	(21,762)
Effect of exchange rates on cash, cash equivalents and restricted cash	(600)	232
Cash, cash equivalents, and restricted cash at beginning of year	379,594	215,802
Cash, cash equivalents, and restricted cash at end of the period	$563,312	$194,272
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$—	$351
Capitalized property, equipment and website and development costs in accounts payable at period end	3,830	7,851
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$560,708	$189,694
Restricted cash included in prepaid expenses and other current assets	—	1,401
Restricted cash included in other assets	2,604	3,177
Total cash, cash equivalents, and restricted cash	$563,312	$194,272

(See Notes to Condensed Consolidated Financial Statements (unaudited)

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity

	Three Months Ended March 31, 2020
Balance at December 31, 2019	91,576,060	$9	$1,164,400	$(1,628)	$330,789	$1,493,570
Net loss	—	—	—	—	(33,427)	(33,427)
Currency translation	—	—	—	(643)	—	(643)
Stock-based compensation	—	—	24,994	—	—	24,994
Stock option exercises and vesting of restricted stock units, net of withholdings and other	494,525	—	1,414	—	—	1,414
Shares repurchased and retired to satisfy tax withholding upon vesting	(153,607)	—	(8,051)	—	—	(8,051)
Balance at March 31, 2020	91,916,978	$9	$1,182,757	$(2,271)	$297,362	$1,477,857

	Three Months Ended March 31, 2019
Balance at December 31, 2018	90,756,548	$9	$1,094,866	$(1,891)	$349,355	$1,442,339
Net income	—	—	—	—	6,890	6,890
Currency translation	—	—	—	227	—	227
Stock-based compensation	—	—	19,723	—	—	19,723
Stock option exercises and vesting of restricted stock units, net of withholdings and other	442,171	—	2,424	—	—	2,424
Shares repurchased and retired to satisfy tax withholding upon vesting	(124,434)	—	(9,966)	—	—	(9,966)
Balance at March 31, 2019	91,074,285	$9	$1,107,047	$(1,664)	$356,245	$1,461,637

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020 (the “2019 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. These estimates, judgments and assumptions take into account historical and forward-looking factors that the Company believes are reasonable including, but not limited to, the potential impacts arising from the COVID-19 pandemic and measures implemented to prevent its spread. As the extent and duration of the impacts from the COVID-19 pandemic remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Significant items subject to such estimates, judgments and assumptions include revenue recognition, website and internal-use software development costs, goodwill, valuation and recoverability of intangible assets with finite lives and other long-lived assets, stock-based compensation, and income taxes. Actual results could differ significantly from these estimates.

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the three months ended March 31, 2020 related to credit losses. There have been no other material changes to the Company’s significant accounting policies described in the 2019 Form 10-K.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 was effective for and adopted by the Company in the first quarter of 2020. The guidance was applied using the modified-retrospective approach. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as credit losses were not expected to be significant. The Company will continue to monitor the impact of the COVID-19 pandemic on expected credit losses.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$23,293	$—	$(30)	$23,263
Corporate bonds	1,503	—	(3)	1,500
Short-term investments
Commercial paper	34,057	—	(150)	33,907
Corporate bonds	2,302	—	(3)	2,299
Total	$61,155	$—	$(186)	$60,969

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$17,548	$—	$(34)	$17,514
Corporate bonds	1,300	—	—	1,300
Short-term investments
Commercial paper	46,971	—	(195)	46,776
Corporate bonds	2,304	2	—	2,306
Total	$68,123	$2	$(229)	$67,896

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of March 31, 2020. The Company evaluated its marketable securities aggregated by credit rating agency rating, all of which are highly rated, investment grade securities, considering historical investment losses, current market conditions and historical recovery rates of similar securities and determined that no material credit losses were expected as of March 31, 2020.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$57,170	$(180)	$—	$—	$57,170	$(180)
Corporate bonds	3,799	(6)	—	—	3,799	(6)
Total	$60,969	$(186)	$—	$—	$60,969	$(186)

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$64,290	$(229)	$—	$—	$64,290	$(229)
Total	$64,290	$(229)	$—	$—	$64,290	$(229)

The Company recognized interest income during the three months ended March 31, 2020 and 2019 of $0.9 million and $0.7 million, respectively, within net interest expense on the condensed consolidated statements of operations. During the three months

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

ended March 31, 2020 and 2019, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 12, Fair Value Measurement, for further details).

4. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$492,791	$(138,679)	$354,112	$497,788	$(135,482)	$362,306
Diner acquisition	48,293	(22,323)	25,970	48,293	(19,909)	28,384
Developed technology	35,826	(17,974)	17,852	35,826	(15,916)	19,910
Other	2,918	(2,731)	187	2,918	(2,713)	205
Total amortizable intangible assets	579,828	(181,707)	398,121	584,825	(174,020)	410,805
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$669,504	$(181,707)	$487,797	$674,501	$(174,020)	$500,481

The gross carrying amount and accumulated amortization of the Company’s restaurant relationships as of March 31, 2020 were each adjusted by $5.0 million for certain fully amortized assets that were no longer in use.

Amortization expense for acquired intangible assets recognized within depreciation and amortization on the condensed consolidated statements of operations was $12.7 million and $11.9 million for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, there were no changes in the carrying amount of goodwill of $1,008.0 million.

Estimated future amortization expense of acquired intangible assets as of March 31, 2020 was as follows:

(in thousands)
The remainder of 2020	$32,960
2021	38,809
2022	36,847
2023	30,348
2024	28,141
Thereafter	231,016
Total	$398,121

5. Property and Equipment

The components of the Company’s property and equipment as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Developed software	$173,209	$154,656
Computer equipment	79,078	74,052
Leasehold improvements	52,220	52,962
Furniture and fixtures	15,019	14,463
Purchased software and digital assets	15,424	13,395
Construction in progress	15,624	6,018
Property and equipment	350,574	315,546
Accumulated depreciation and amortization	(161,524)	(142,802)
Property and equipment, net	$189,050	$172,744

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The gross carrying amount and accumulated amortization of the Company’s leasehold improvements, developed software, furniture and fixtures and computer equipment as of March 31, 2020 were adjusted in aggregate by $1.9 million for certain fully amortized assets that were no longer in use.  The Company recorded depreciation and amortization expense for property and equipment other than developed software of $8.7 million and $6.2 million for the three months ended March 31, 2020 and 2019, respectively.

The Company capitalized developed software costs of $19.0 million and $14.5 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, for the three months ended March 31, 2020 and 2019 was $12.0 million and $7.0 million, respectively.

6. Commitments and Contingencies

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

In September 2018, the district court granted summary judgment (on another defendant’s motion) of unpatentability on the sole remaining patent and vacated the December 3, 2018 jury trial date for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. In October 2018, the district court entered final judgment on all claims in the case in which summary judgment was granted, and then stayed the remaining cases (including the cases against Grubhub and Seamless). Ameranth then appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In November 2019, the Federal Circuit affirmed the district court’s findings of unpatentability in all material respects, and remanded certain dependent claims to the district court. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. The Company has not recorded an accrual related to this lawsuit as of March 31, 2020, as it does not believe a material loss is probable.

On November 20, 2019, a purported stockholder of the Company filed a putative class action complaint against the Company, Chief Executive Officer Matthew Maloney, and President and Chief Financial Officer Adam DeWitt in the United States District Court for the Northern District of Illinois, Case No. 19 Civ. 7665.  The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on its allegation that the defendants made false and misleading statements about the Company’s growth, competitive landscape, and strategy.  The complaint seeks unspecified compensatory damages and attorneys’ fees, among other relief. Pursuant to a court scheduling order, the plaintiffs will have until May 29, 2020, to file an amended complaint, and the matter is expected to be fully briefed by November 2020. The defendants believe that the lawsuit is without merit and that a material loss is not probable. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities, including labor and employment claims, some of which relate to the alleged misclassification of independent contractors. The Company currently has a number of pending putative class actions, Private Attorney General Act lawsuits and arbitrations alleging the misclassification of independent contractors. In January 2020, California State Assembly Bill 5 (“AB5”) went into effect, which codifies a test to determine whether a worker is an employee or independent contractor under California law. In light of AB5, the Company expects to continue to receive an increased number of misclassification claims. Nonetheless, the Company believes that its approach to classification is supported by the law and intends to continue to defend itself vigorously in these matters. The Company does not believe any of the foregoing claims will have a material impact on its consolidated financial statements. However, there is no assurance that any claim will not be combined into a collective or class action. During the three months ended March 31, 2020, the Company recorded a $12.5 million accrual related to the settlement of certain of these matters.

Indemnification

In connection with the merger of Seamless North America, LLC, Seamless Holdings Corporation and Grubhub Holdings Inc. in August 2013, the Company agreed to indemnify Aramark Holdings Corporation for negative income tax consequences associated with the October 2012 spin-off of Seamless Holdings Corporation that were the result of certain actions taken by the Company through

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

October 29, 2014, in certain instances subject to a $15.0 million limitation. Management is not aware of any actions that would impact the indemnification obligation.

7. Debt

The following table summarizes the carrying value of the Company’s debt as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Senior Notes	$500,000	$500,000
Revolving loan	175,000	—
Total debt	$675,000	$500,000
Less unamortized deferred debt issuance costs	(6,758)	(6,991)
Long-term debt	$668,242	$493,009

Senior Notes

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The first interest payment of $15.4 million was made in December 2019. There have been no changes in the terms of the Senior Notes as described in Part II, Item 8, Note 10, Debt, to the Company’s 2019 Form 10-K.

Credit Agreement

On February 6, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million and provided for term loans in an aggregate principal amount of $325 million. The $325 million term loan portion of the Credit Agreement was extinguished on June 10, 2019. In addition to the revolving loans available under the Credit Agreement, the Company may also incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024. There were no changes in the terms of the Credit Agreement as described in Part II, Item 8, Note 10, Debt, to the Company’s 2019 Form 10-K during the three months ended March 31, 2020, however, the Company amended the Credit Agreement on May 8, 2020. See Note 13, Subsequent Events, for a description of changes in the terms of the Credit Agreement as a result of the amendment.

Other Information

During the three months ended March 31, 2020, the Company borrowed $175.0 million of revolving loans under the Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. The Company repaid the $175.0 million in borrowings under the Credit Agreement on May 5, 2020. As of March 31, 2020, the Company’s outstanding debt consisted of $500.0 million in Senior Notes and $175.0 million in revolving loans under the Credit Agreement.

See Note 12, Fair Value Measurement, for the fair value of the Company’s Senior Notes and outstanding revolving loans as of March 31, 2020. The Company was in compliance with the financial covenants of its debt facilities as of March 31, 2020. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

As of March 31, 2020 and December 31, 2019, unamortized debt issuance costs of $1.1 million in each period related to the revolving loan facility and $6.8 million and $7.0 million, respectively, related to the Senior Notes were recorded as other assets and as a reduction of long-term debt, respectively, on the condensed consolidated balance sheets.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility. The Company recognized interest expense of $7.3 million and $3.5 million during the three months ended March 31, 2020 and 2019, respectively.

8. Stock-Based Compensation

The Company has granted non-qualified and incentive stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units. As of March 31, 2020,

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

there were 2,626,279 shares of common stock authorized and available for issuance pursuant to awards granted under the Grubhub Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”).

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $20.2 million and $16.5 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, $236.1 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.0 years.

Excess tax benefits (deficiencies) reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock units in excess (deficient) of the deferred tax assets that were previously recorded. During the three months ended March 31, 2020 and 2019, the Company recognized tax deficiencies from stock-based compensation of $2.5 million and excess tax benefits of $2.3 million, respectively, within income tax benefit in the condensed consolidated statements of operations and within cash flows from operating activities in the condensed consolidated statements of cash flows.

The Company capitalized stock-based compensation expense as website and software development costs of $4.8 million and $3.2 million during the three months ended March 31, 2020 and 2019, respectively.

Stock Options

The Company granted 224,509 and 301,873 stock options under the 2015 Plan during the three months ended March 31, 2020 and 2019, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatility is based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to determine the fair value of the stock options granted during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Weighted-average fair value options granted	$19.67	$31.27
Average risk-free interest rate	1.44%	2.44%
Expected stock price volatility	48.3%	48.1%
Dividend yield	None	None
Expected stock option life (years)	4.00	4.00

Stock option awards as of December 31, 2019 and March 31, 2020, and changes during the three months ended March 31, 2020, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2019	2,750,275	$38.74	$50,737	6.28
Granted	224,509	50.56
Forfeited	(1,805)	26.20
Exercised	(64,551)	21.90
Outstanding at March 31, 2020	2,908,428	40.03	33,258	6.33
Vested and expected to vest at March 31, 2020	2,820,034	39.35	33,088	6.25
Exercisable at March 31, 2020	2,099,401	$31.50	$31,679	5.48

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised was $2.0 million and $6.1 million during the three months ended March 31, 2020 and 2019, respectively.

The Company recorded compensation expense for stock options of $3.2 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $21.8 million and is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2019 and March 31, 2020, and changes during the three months ended March 31, 2020 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	3,096,025	$70.62
Granted	1,869,059	50.63
Forfeited	(132,597)	72.23
Vested	(429,974)	71.79
Outstanding at March 31, 2020	4,402,513	$61.97

Compensation expense related to restricted stock units was $17.0 million and $12.5 million during the three months ended March 31, 2020 and 2019, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended March 31, 2020 and 2019 was $22.5 million and $26.9 million, respectively. As of March 31, 2020, $214.3 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 3,778,925 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $62.21 is expected to be recognized over a weighted-average period of 3.1 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

9. Income Taxes

The Company’s effective tax rate was 36.1% and negative 14.3% during the three months ended March 31, 2020 and 2019, respectively. On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes provisions, among others, that allow the Company to carryback net operating losses to a year with a higher federal income tax rate and technical corrections to tax depreciation methods for qualified improvement property. The income tax benefit for the three months ended March 31, 2020 included a $6.8 million benefit related to net operating losses that can now be carried back as a result of the CARES Act, partially offset by tax deficiencies on stock-based compensation of $2.5 million. The income tax benefit for the three months ended March 31, 2019 included excess tax benefits of $2.3 million (see Note 8, Stock-Based Compensation, for additional details).

The Company is currently under examination by the Internal Revenue Service for its federal income tax return for the tax year ended December 31, 2017. The Company does not believe, but cannot predict with certainty, that there will not be any additional tax liabilities, penalties and/or interest as a result of the audit.

10. Stockholders’ Equity

As of March 31, 2020 and December 31, 2019, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At March 31, 2020 and December 31, 2019, there were 500,000,000 shares of common stock authorized. At March 31, 2020 and December 31, 2019, there were 91,916,978 and 91,576,060 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of March 31, 2020 or December 31, 2019.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

program was announced on January 25, 2016. Repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. During the three months ended March 31, 2020, the Company did not repurchase any shares of its common stock.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of March 31, 2020 or December 31, 2019.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (numerator)	$(33,427)	$6,890
Shares used in computation (denominator)
Weighted-average common shares outstanding	91,793	90,951
Basic earnings (loss) per share	$(0.36)	$0.08
Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (numerator)	$(33,427)	$6,890
Shares used in computation (denominator)
Weighted-average common shares outstanding	91,793	90,951
Effect of dilutive securities:
Stock options	—	1,308
Restricted stock units	—	659
Weighted-average diluted shares	91,793	92,918
Diluted earnings (loss) per share	$(0.36)	$0.07

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Anti-dilutive shares underlying stock-based awards:
Stock options	2,908	845
Restricted stock units	4,403	572

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

The Company applied the following methods and assumptions in estimating its fair value measurements. The Company’s commercial paper, investments in corporate bonds, certain money market funds and Senior Notes are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly. The fair value of the Company’s outstanding borrowings under the Credit Agreement is classified as Level 3 within the fair value hierarchy because it is valued using an income approach, which utilizes a discounted cash flow technique that considers the credit profile of the Company. Accounts receivable, restaurant food liability and accounts payable approximate fair value due to their generally short-term maturities.

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Level 2	Level 3	Carrying Value	Level 2	Carrying Value
	(in thousands)
Assets
Money market funds	$7,273	$—	$7,273	$28	$28
Commercial paper	57,170	—	57,350	64,290	64,519
Corporate bonds	3,799	—	3,805	3,606	3,604
Total assets	$68,242	$—	$68,428	$67,924	$68,151
Liabilities
Long-term debt, including current maturities	$442,150	$173,758	$675,000	$467,500	$500,000
Total liabilities	$442,150	$173,758	$675,000	$467,500	$500,000

13. Subsequent Events

On May 5, 2020, the Company repaid $175.0 million in revolving loans under the credit facility and on May 8, 2020, the Company entered into Amendment No. 1 to its Credit Agreement (the “Amendment”). The Amendment amends the Credit Agreement by, among other things, (i) permitting the Company to net unrestricted cash and cash equivalents in excess of $175.0 million against the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) in any quarter through and including March 31, 2021; (ii) modifying the definition of Consolidated EBITDA to permit the Company to add back cash costs and expenses associated with litigations, claims, proceedings or investigations, up to a maximum of 25% of Consolidated EBITDA (as defined in the Credit Agreement) after giving effect to such addback; and (iii) modifying the definitions of Adjusted Eurodollar Rate and Alternate Base Rate to establish minimum rates of 0.75% and 1.75%, respectively.

There have been no other material changes in the terms of the Credit Agreement as described in Part II, Item 8, Note 10, Debt, to the Company’s 2019 Form 10-K. However, the foregoing summary does not purport to be complete and is qualified in its entirety by reference to Amendment No. 1, filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2020. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences, such as the impact of the COVID-19 pandemic (“COVID-19”), include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below.

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is a leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company currently connects more than 300,000 restaurants, of which more than 200,000 are partnered restaurants, with hungry diners in thousands of cities across the United States and is focused on transforming the takeout experience. For restaurant partners, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”. The Company charges restaurant partners on the Platform a per-order commission that is primarily percentage-based. Most of the restaurant partners on the Company’s Platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the Platform. In many markets, the Company also provides delivery services to restaurants on its Platform that do not have their own delivery operations. Additionally, restaurant partners that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. As of March 31, 2020, the Company was providing delivery services in approximately 450 of the largest core-based statistical areas across the country.

Impact of COVID-19

Over the past few months, the Company has been monitoring the impact of the COVID-19 pandemic on our business, our industry and the broader economy. The pandemic has had a significant, adverse impact on our restaurant partners, largely due to mandatory stay-at-home orders and restrictions on in-restaurant dining, which have contributed to changes in diner behavior. With restrictions on dining in, many restaurants have limited their operations solely to take-out and delivery, while others have decided to pause operations.

While the Company initially experienced somewhat reduced order volume at the end of the first quarter of 2020, the Company has since seen significantly improved trends in the second quarter as a result of the dine-in restrictions as new diners and new restaurants join the Platform as a way to experience restaurant dining. The sustainability of our restaurant, driver and diner network remains paramount, and therefore, the Company intends to increase its investment in programs designed to drive more business to our restaurant partners including promotions, reduced fees and product improvements. We believe that the Company will emerge from these events well positioned for long-term growth, however, the Company cannot reasonably estimate the duration or severity of the economic impact to diners and restaurants of the restrictions on daily life to curb the spread of COVID-19, or the ultimate impact on the Company’s operations and liquidity. The Company will continue to actively monitor the situation and may take further actions as may be required by federal, state or local or authorities, or that we determine are in the best interests of our network of restaurants, drivers, diners and employees. For further discussion, see Part II, Item 1A, Risk Factors, as well as management’s discussion under “Key Business Metrics,” “Results of Operations,” and “Liquidity and Capital Resources” below.

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
•

Gross Food Sales.    The total value of food, beverages, taxes, prepaid gratuities, and any diner-paid fees processed through the Company’s Platform. The Company includes all revenue generating orders placed on its Platform in this metric; however, revenues are recognized on a net basis for the Company’s commissions from the transaction, which are a percentage of the total Gross Food Sales for such transaction.

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended March 31,
	2020	2019	% Change
Active Diners	23,892,000	19,286,000	24%
Daily Average Grubs	516,300	521,000	(1%)
Gross Food Sales (in millions)	$1,629.9	$1,502.3	8%

Prior to mid-March, when COVID-19 began to impact our business, the Company experienced growth across all of its key business metrics as compared to the same period in the prior year primarily as a result of increased product and brand awareness by diners largely driven by marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. COVID-19 impacted all of our key business metrics beginning in mid-March 2020 as a result of changing diner behaviors and certain restaurants pausing or ceasing operations, especially in New York. In total, for the three months ended March 31, 2020 as compared to the same period in the prior year, the Company experienced growth in Active Diners and Gross Food Sales and a slight decrease in Daily Average Grubs. Gross Food Sales increased, despite a slight decrease in Daily Average Grubs, primarily due to higher average order size, which was partly a result of a higher proportion of orders from non-partnered restaurants, changes in diner fees and menu prices as well as changing diner behavior as a result of COVID-19. The decrease in diner demand for the second half of March resulted in the slight decrease in Daily Average Grubs for the three months ended March 31, 2020. The Company has subsequently experienced increasing Daily Average Grubs beginning in the second quarter through the filing date as compared to the same period in the prior year as diner order behavior has stabilized or improved in certain markets.

Results of Operations

Three Months Ended March 31, 2020 and 2019

The following table sets forth the Company’s results of operations for the three months ended March 31, 2020 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2020		2019
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$362,980	100%	$323,770	100%	$39,210	12%
Costs and expenses:
Operations and support	214,561	59%	161,350	50%	53,211	33%
Sales and marketing	90,742	25%	78,454	24%	12,288	16%
Technology (exclusive of amortization)	31,273	9%	27,250	8%	4,023	15%
General and administrative	38,949	11%	22,787	7%	16,162	71%
Depreciation and amortization	33,363	9%	25,089	8%	8,274	33%
Total costs and expenses(a)	408,888	113%	314,930	97%	93,958	30%
Income (loss) from operations	(45,908)	nm	8,840	3%	(54,748)	nm
Interest expense - net	6,380	2%	2,812	1%	3,568	127%
Income (loss) before provision for income taxes	(52,288)	nm	6,028	2%	(58,316)	nm
Income tax benefit	(18,861)	nm	(862)	nm	(17,999)	nm
Net income (loss) attributable to common stockholders	$(33,427)	nm	$6,890	2%	$(40,317)	nm

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$21,016	6%	$50,893	16%	$(29,877)	(59%)
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

nm     Not meaningful

Revenues

Revenues increased by $39.2 million, or 12%, for the three months ended March 31, 2020 compared to the same period in 2019. Revenue increased during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an 8% higher average order size and a 3% increase in our average revenue capture rate of Gross Food Sales. The higher average order size was partly driven by, a higher proportion of orders from non-partnered restaurants, changes in diner fees and menu prices as well as changing diner behavior as a result of COVID-19 including family or group orders. The increase in our average revenue capture rate was primarily driven by a higher proportion of restaurants fulfilling orders through our delivery services.

Operations and Support

Operations and support expense increased by $53.2 million, or 33%, for the three months ended March 31, 2020 compared to the same period in 2019. This increase was primarily attributable to a 49% increase in expenses related to delivering orders as well as expenses incurred to support the 8% growth in Gross Food Sales and the increase in restaurants available on the Platform including payment processing costs, customer care and operations personnel costs and other Platform infrastructure expenses. Delivery expenses increased disproportionally with revenue growth during the three months ended March 31, 2020 compared to the prior year period due to the increase in delivery orders in proportion to total orders and the expansion of the delivery network in general.

Sales and Marketing

Sales and marketing expense increased by $12.3 million, or 16%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase of $6.6 million in the Company’s advertising campaigns across various media channels, as well as a 15% growth in our sales and marketing teams.

Technology (exclusive of amortization)

Technology expense increased by $4.0 million, or 15%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily attributable to the 19% growth in the Company’s technology team to support the growth and development of our platform. Technology team expenses, including related salaries, stock-based compensation expense, and payroll taxes, increased as a result of organic growth.

General and Administrative

General and administrative expense increased by $16.2 million, or 71%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily attributable to a $12.5 million legal settlement accrual recorded during the three months ended March 31, 2020 (see Note 6, Commitments and Contingencies, for additional details), as well as an increase in a number of miscellaneous expenses required to support growth in the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $8.3 million, or 33%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily attributable to the increase in capital spending on internally developed software, restaurant facing technology, digital assets, office equipment and leasehold improvements to support the growth of the business.

Interest Expense - net

Net interest expense increased by $3.6 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was attributable to the increase in outstanding borrowings of long-term debt in the current period, primarily as a result of the issuance of $500.0 million of the Company’s 5.500% Senior Notes in June 2019 and $175.0 million in outstanding revolving loans drawn on the credit facility in March 2020.

Income Tax Benefit

Income tax benefit increased by $18.0 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase in income tax benefit was primarily due to the decrease in income before provision for income taxes due to the factors described above and a $6.8 million benefit related to net operating losses that can now be carried back as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 (see Note 9, Income Taxes, for additional details), partially offset by a $4.8 million increase in discrete tax deficiencies on stock-based compensation as compared to the prior year period. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits (deficiencies) from stock-based compensation. The Company calculated the income tax benefit for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude acquisition, restructuring and certain legal costs, income taxes, net interest expense, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

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

In evaluating Adjusted EBITDA, you should be aware that in the future the Company will incur expenses similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as indicating that the Company’s future results will be unaffected by these expenses or by any unusual or non-recurring items. When evaluating the Company’s performance, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and other GAAP results.

The following table sets forth Adjusted EBITDA and a reconciliation to net income (loss) for each of the periods presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income (loss)	$(33,427)	$6,890
Income taxes	(18,861)	(862)
Interest expense - net	6,380	2,812
Depreciation and amortization	33,363	25,089
EBITDA	(12,545)	33,929
Acquisition, restructuring and certain legal costs(a)	13,376	486
Stock-based compensation	20,185	16,478
Adjusted EBITDA	$21,016	$50,893
(a)

Acquisition and restructuring costs include transaction and integration-related costs associated with acquisitions and restructuring initiatives. Legal costs included above are not expected to be recurring. The Company recorded a $12.5 million legal settlement accrual during the three months ended March 31, 2020 (see Note 6, Commitments and Contingencies, for additional details).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, the Company had cash and cash equivalents of $560.7 million consisting of cash, money market funds, commercial paper and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $36.4 million consisting of commercial paper and other short-term corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has additional availability under the credit facility.

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

Management believes that the Company’s existing cash, cash equivalents, short-term investments and borrowings available under its credit facility will be sufficient to meet its working capital requirements for at least the next twelve months. However, the Company’s liquidity assumptions may prove to be incorrect, and the Company could utilize its available financial resources sooner than currently expected. In addition, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future. The Company’s future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below. If the Company is unable to obtain needed additional funds, it will have to reduce operating costs, which could impair the Company’s growth prospects and could otherwise negatively impact its business. During the period of uncertainty related to the COVID-19 pandemic, the Company will continue to monitor its liquidity and access to capital, but we currently believe that even in a prolonged pandemic, the Company has more than adequate capital to meet its operating needs.

For most orders, diners use a credit card to pay for their meal when the order is placed. For these transactions, the Company collects the total amount of the diner’s order net of payment processing fees from the payment processor and remits the net proceeds to the restaurant less commission and other fees. Outstanding credit card receivables are generally settled with the payment processors within two to four business days. The Company generally accumulates funds and remits the net proceeds to the restaurant partners on at least a monthly basis. Restaurant partners have different contractual arrangements regarding payment frequency. They may be paid bi-weekly, weekly, monthly or, in some cases, more frequently when requested by the restaurant. The Company generally holds accumulated funds prior to remittance to the restaurants in a non-interest-bearing operating bank account that is used to fund daily operations, including the liability to the restaurants. However, the Company is not restricted from earning investment income on these funds under its restaurant contract terms and has made short-term investments of proceeds in excess of the restaurant liability as described above. Non-partnered restaurants are paid at the time of the order.

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

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”). Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The first interest payment of $15.4 million was made in December 2019. See Note 7, Debt, for additional details.

On February 6, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million. In addition to the revolving loans available under the Credit Agreement, the Company may also incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024. On May 8, 2020, the Company entered into Amendment No. 1 to its Credit Agreement (the “Amendment”). See Note 7, Debt, and Note 13, Subsequent Events, for additional details including a summary of the Amendment.

As of March 31, 2020, the Company’s outstanding debt consisted of $500.0 million in Senior Notes and $175.0 million in revolving loans under the Credit Agreement. In March 2020, the Company borrowed $175.0 million of revolving loans under the Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. The Company subsequently repaid the borrowings of $175.0 million in revolving loans on May 5, 2020. Following the revolving loan repayment., the undrawn portion of the revolving loan under the Credit Agreement of $225.0 million less $5.8 million of outstanding letters of credit issued under the Credit Agreement provided for additional capacity of $219.2 million available to the Company under the Credit Agreement as of the filing date that may be used for general corporate purposes.

The agreements governing the Company's debt contain customary covenants that, among other things, may restrict the ability of the Company and the ability of certain of its subsidiaries to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. In addition, the Company's Credit Agreement requires the Company to satisfy certain financial covenants. These covenants are subject to a number of important exceptions and qualifications and also include customary events of default. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Company's debt facilities becoming immediately due and payable. The Company was in compliance with the financial covenants of its debt facilities as of March 31, 2020. The Company expects to remain in compliance for the foreseeable future.

On January 22, 2016, the Company’s Board of Directors approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. The repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion. During the three months ended March 31, 2020 and 2019, the Company did not repurchase any of its common stock. Since inception of the program, the Company has repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

The following table sets forth certain cash flow information for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$37,526	$13,944
Net cash used in investing activities	(21,571)	(24,486)
Net cash provided by (used in) financing activities	168,363	(11,220)

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2020, net cash provided by operating activities was $37.5 million compared to $13.9 million for the same period in 2019. The increase in cash flows from operations was driven by the changes in operating assets and liabilities, partially offset by a $27.3 million decrease in net income excluding non-cash expenses. During the three months ended March 31, 2020 and 2019, significant changes in the Company’s operating assets and liabilities resulted from the following:

•

an increase in accounts payable of $4.7 million for the three months ended March 31, 2020 compared to a decrease of $18.6 million for the three months ended March 31, 2019 due to the timing of payments;

•

an increase in accrued expenses of $30.4 million for the three months ended March 31, 2020 primarily related to a $12.5 million legal settlement accrual, as well as an increase in accrued interest on outstanding debt, driver payments and advertising costs compared to an increase of $13.3 million for the three months ended March 31, 2019;

•

an increase in income tax receivable of $16.3 million for the three months ended March 31, 2020 primarily due to the loss before provision for income taxes and a $6.8 million net operating loss carryback benefit resulting from the CARES Act enacted in March 2020 compared to an increase of $0.9 million for the three months ended March 31, 2019;

•

an increase in accounts receivable of $18.3 million for the three months ended March 31, 2020 compared to an increase of $30.4 million for the three months ended March 31, 2019 primarily due to the timing of the receipt of processor payments to the Company at quarter-end;

•

an increase in restaurant food liability of $20.9 million for the three months ended March 31, 2020 compared to an increase of $13.1 million for the three months ended March 31, 2019 due to the timing of payments to restaurant partners at quarter-end; and

•

an increase in prepaid expenses and other assets of $4.6 million for the three months ended March 31, 2020 primarily related to increases in deferred sales commissions and prepaid advertising, partially offset by the receipt of tenant improvement incentives, compared to an increase of $10.7 million for the three months ended March 31, 2019.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of the purchase of property and equipment and the development of the Grubhub platform to support the growth of the business and purchases of and proceeds from maturities of short-term investments and the acquisition of other intangible assets.

For the three months ended March 31, 2020, net cash used in investing activities was $21.6 million compared to $24.5 million for the same period in the prior year. The decrease in net cash used in investing activities during the three months ended March 31, 2020 was primarily due to an increase in proceeds from the maturity of investments of $21.3 million and a decrease in the acquisition of certain assets of businesses of $4.9 million as compared to the prior year period. These changes were largely offset by an increase in the purchases of property and equipment of $11.7 million, an increase in the purchases of investments of $7.6 million and an increase in the development of the Grubhub platform of $3.6 million.

Cash Flows Provided by (Used in) Financing Activities

The Company’s financing activities during the periods presented consisted primarily of proceeds from borrowings under the credit facility and taxes paid related to net settlement of stock-based compensation awards.

For the three months ended March 31, 2020, net cash provided by financing activities was $168.4 million compared to net cash used in financing activities of $11.2 million for the three months ended March 31, 2019. The increase in net cash provided by financing activities during the three months ended March 31, 2020 was primarily related to proceeds from borrowings under the credit facility of $175.0 million in the current period.

Acquisitions of Other Intangible Assets

The Company paid $10.0 million in cash for the acquisition of certain restaurant and diner network assets during the year ended December 31, 2019. In October of 2018, the Company completed the acquisition of substantially all of the restaurant and diner network assets of OrderUp for $18.5 million of which $11.8 million was paid in cash at closing, $6.4 million was paid in 2019 and the remaining $0.3 million was paid in the first quarter of 2020.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations, inflation rate risk and other market related risks as follows:

Interest Rate Risk

The Company had outstanding borrowings of $500.0 million under its 5.500% Senior Notes and $175.0 million in revolving loans under the Credit Agreement as of March 31, 2020. The Company subsequently repaid borrowings of $175.0 million in revolving loans on May 5, 2020. The Company is exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement and price risk on its fixed-rate Senior Notes described above. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company’s earnings or cash flows. The Company generally has no obligation to prepay the Senior Notes before maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt unless the Company becomes required or elects to refinance or repurchase such debt. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.125% and 1.750% and in the case of alternate base rate loans is between 0.125% and 0.750%, and in each case, is based upon the Company’s consolidated total net leverage ratio (as defined in the Credit Agreement). The Amendment to the Credit Agreement established a minimum LIBOR rate and alternate base rate of 0.75% and 1.75%, respectively (see Note 13, Subsequent Events, to Part I, Item I of this Quarterly Report on Form 10-Q for additional details). The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The Company’s investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on its investments or their fair value. The Company assesses market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income and cash flows. As the Company’s investment portfolio is short-term in nature, management does not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair value of the Company’s portfolio, and therefore does not expect the Company’s results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that the Company would need to sell its investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the condensed consolidated statements of operations. See Note 3, Marketable Securities, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Inflation Risk

Management does not believe that inflation has had a material effect on the Company’s business, results of operations or financial condition.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment test as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of March 31, 2020, the Company had $1,008.0 million in goodwill.

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended March 31, 2020 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2019 impairment analysis, could be impacted by changes in market conditions and economic events. For example, the fair market value of our common stock as of March 31, 2020 decreased relative to its price as of September 30, 2019 due, in part, to the market impact of the COVID-19 pandemic. COVID-19 has impacted our restaurant partners and has affected the Company’s business as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, above. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of March 31, 2020, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2020.

Contractual Obligations

There were no material changes to the Company’s commitments under contractual obligations as compared to the contractual obligations disclosed in the 2019 Form 10-K. The Company borrowed $175.0 million in revolving loans under the Credit Agreement during the three months ended March 31, 2020, which were subsequently repaid on May 5, 2020.

Contingencies

For a discussion of certain litigation involving the Company, see Note 6, Commitments and Contingencies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the accounting standard adopted during the three months ended March 31, 2020.

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

The Company believes that the assumptions and estimates associated with revenue recognition, website and software development costs, valuation and recoverability of intangible assets with finite lives and other long-lived assets, stock-based compensation, goodwill and income taxes have the greatest potential impact on the condensed consolidated financial statements. Therefore, these are considered to be the Company’s critical accounting policies and estimates.

Other than the changes disclosed in Note 2, Significant Accounting Policies, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q, there have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in in the 2019 Form 10-K.

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

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K and Part II, Item 1A, Risk Factors, in subsequent quarterly reports, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

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

•	our ability to strengthen the Company’s takeout marketplace;
•	the impact of interruptions or disruptions to our service on our business, reputation or brand;
•	our ability to choose and effectively manage third-party service providers;
•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•	our ability to generate positive cash flow and achieve and maintain profitability;
•	our ability to achieve the benefits of our planned growth initiatives;
•	our ability to maintain an adequate rate of growth and effectively manage that growth;
•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;
•	the exposure to potential liability and expenses for legal claims and harm to our business;
•	our ability to defend the classification of members of our delivery network as independent contractors;
•	our ability to keep pace with technology changes in the takeout industry;
•	our ability to grow the usage of the Company’s mobile applications and monetize this usage;
•	our ability to properly use, protect and maintain the security of personal information and data provided by diners;
•	the impact of payment processor costs and procedures;
•	our ability to successfully compete with the traditional takeout ordering process and online competitors and the effects of increased competition on our business;
•	our ability to innovate and provide a superior experience for restaurants and diners;
•	our ability to successfully expand in existing markets and into new markets;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to grow our restaurant delivery services in an effective and cost efficient manner;
•	the impact of weather and the effects of natural or man-made catastrophic events on the Company’s business;
•	the impact of the COVID-19 pandemic on our business and operations;
•	our ability to maintain, protect and enhance the Company’s intellectual property;
•	our ability to obtain capital to support business growth;
•	our ability to comply with the covenants in our Credit Agreement and in the indenture governing our Senior Notes; and
•	our ability to comply with modified or new legislation and governmental regulations affecting our business.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2020 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 6, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read together with the risk factors set forth in Part I, Item 1A (Risk Factors) in the 2019 Form 10-K, which describes various risks and uncertainties to which the Company is or may become subject, and is supplemented by the discussion below. The risks described below and in the 2019 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Health epidemics, including the recent COVID-19 outbreak, may have an adverse impact on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the recent COVID-19 pandemic. Such events could also significantly and adversely impact our industry in the short and long term, potentially resulting in significant changes to our restaurant inventory, diner behavior or cost of providing delivery services, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively impact our liquidity in the future.

For a discussion of how COVID-19 has impacted the Company during the quarter ended March 31, 2020, please see Part I, Item 2, Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2020.

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

During the three months ended March 31, 2020, the Company did not repurchase any of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amendment No. 1 to the Credit Agreement, dated as of May 8, 2020, by and among Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A., as administrative agent, and the lenders party thereto.					X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: May 11, 2020