Form 10-Q
period 2020-09-30
GrubHub Inc.
filed 2020-11-06
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, 92,754,972 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$405,273	$375,909
Short-term investments	61,497	49,275
Accounts receivable, less allowances for doubtful accounts	75,793	119,658
Income tax receivable	22,577	3,960
Prepaid expenses and other current assets	17,875	17,515
Total current assets	583,015	566,317
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	217,923	172,744
OTHER ASSETS:
Other assets	42,510	26,836
Operating lease right-of-use asset	95,863	100,632
Goodwill	1,007,968	1,007,968
Acquired intangible assets, net of amortization	465,041	500,481
Total other assets	1,611,382	1,635,917
TOTAL ASSETS	$2,412,320	$2,374,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$115,584	$131,753
Accounts payable	16,974	26,748
Accrued payroll	33,871	19,982
Current operating lease liability	16,667	9,376
Other accruals	156,552	61,504
Total current liabilities	339,648	249,363
LONG-TERM LIABILITIES:
Deferred taxes, non-current	1,404	27,163
Noncurrent operating lease liability	106,836	111,056
Long-term debt	493,876	493,009
Other accruals	4,531	817
Total long-term liabilities	606,647	632,045
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of September 30, 2020 and December 31, 2019; issued and outstanding: no shares as of September 30, 2020 and December 31, 2019.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at September 30, 2020 and December 31, 2019; issued and outstanding: 92,692,752 and 91,576,060 shares as of September 30, 2020 and December 31, 2019, respectively	9	9
Accumulated other comprehensive loss	(1,866)	(1,628)
Additional paid-in capital	1,225,169	1,164,400
Retained earnings	242,713	330,789
Total stockholders’ equity	$1,466,025	$1,493,570
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,412,320	$2,374,978

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$493,981	$322,053	$1,316,243	$970,881
Costs and expenses:
Operations and support	316,456	161,387	849,884	485,143
Sales and marketing	97,817	71,617	282,563	224,199
Technology (exclusive of amortization)	30,796	29,483	92,297	86,133
General and administrative	27,484	25,329	98,670	73,900
Depreciation and amortization	36,556	30,649	104,476	82,961
Total costs and expenses	509,109	318,465	1,427,890	952,336
Income (loss) from operations	(15,128)	3,588	(111,647)	18,545
Interest expense, net	6,979	6,025	20,175	14,304
Income (loss) before provision for income taxes	(22,107)	(2,437)	(131,822)	4,241
Income tax benefit	(12,869)	(3,447)	(43,746)	(4,911)
Net income (loss) attributable to common stockholders	$(9,238)	$1,010	$(88,076)	$9,152
Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$0.01	$(0.96)	$0.10
Diluted	$(0.10)	$0.01	$(0.96)	$0.10
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	92,496	91,349	92,135	91,159
Diluted	92,496	92,847	92,135	92,850

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(9,238)	$1,010	$(88,076)	$9,152
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	464	(366)	(238)	(455)
COMPREHENSIVE INCOME (LOSS)	$(8,774)	$644	$(88,314)	$8,697

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(88,076)	$9,152
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	30,089	21,665
Amortization of intangible assets and developed software	74,387	61,296
Stock-based compensation	62,060	54,806
Deferred taxes	(25,759)	(6,208)
Other	3,279	5,210
Change in assets and liabilities:
Accounts receivable	42,636	(13,335)
Income taxes receivable	(18,617)	7,722
Prepaid expenses and other assets	(10,228)	(11,955)
Restaurant food liability	(16,111)	3,247
Accounts payable	(5,371)	(50)
Accrued payroll	13,888	4,366
Other accruals	93,285	20,088
Net cash provided by operating activities	155,462	156,004
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(87,260)	(49,506)
Proceeds from maturity of investments	75,350	31,736
Capitalized website and development costs	(43,532)	(35,068)
Purchases of property and equipment	(53,232)	(42,702)
Acquisition of other intangible assets	(510)	(8,889)
Acquisitions of businesses, net of cash acquired	—	127
Other cash flows from investing activities	(525)	(250)
Net cash used in investing activities	(109,709)	(104,552)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	175,000	500,000
Repayments of borrowings under the credit facility	(175,000)	(342,313)
Taxes paid related to net settlement of stock-based compensation awards	(23,561)	(20,503)
Proceeds from exercise of stock options	7,484	4,040
Payments for debt issuance costs	(89)	(9,136)
Other cash flows from financing activities	(1,063)	—
Net cash provided by (used in) financing activities	(17,229)	132,088
Net change in cash, cash equivalents, and restricted cash	28,524	183,540
Effect of exchange rates on cash, cash equivalents and restricted cash	(217)	(293)
Cash, cash equivalents, and restricted cash at beginning of year	379,595	215,802
Cash, cash equivalents, and restricted cash at end of the period	$407,902	$399,049
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$136	$567
Capitalized property, equipment and website and development costs in accounts payable at period end	1,429	4,659
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$405,273	$394,000
Restricted cash included in prepaid expenses and other current assets	—	1,907
Restricted cash included in other assets	2,629	3,142
Total cash, cash equivalents, and restricted cash	$407,902	$399,049

(See Notes to Condensed Consolidated Financial Statements (unaudited)

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity

	Three Months Ended September 30, 2020
Balance at June 30, 2020	92,235,195	$9	$1,204,922	$(2,330)	$251,951	$1,454,552
Net loss	—	—	—	—	(9,238)	(9,238)
Currency translation	—	—	—	464	—	464
Stock-based compensation	—	—	25,751	—	—	25,751
Stock option exercises and vesting of restricted stock units, net of withholdings and other	587,231	—	3,817	—	—	3,817
Shares repurchased and retired to satisfy tax withholding upon vesting	(129,674)	—	(9,321)	—	—	(9,321)
Balance at September 30, 2020	92,692,752	$9	$1,225,169	$(1,866)	$242,713	$1,466,025

	Three Months Ended September 30, 2019
Balance at June 30, 2019	91,230,916	$9	$1,126,174	$(1,980)	$357,497	$1,481,700
Net income	—	—	—	—	1,010	1,010
Currency translation	—	—	—	(366)	—	(366)
Stock-based compensation	—	—	22,400	—	—	22,400
Stock option exercises and vesting of restricted stock units, net of withholdings and other	258,384	—	1,110	—	—	1,110
Shares repurchased and retired to satisfy tax withholding upon vesting	(76,743)	—	(5,143)	—	—	(5,143)
Balance at September 30, 2019	91,412,557	$9	$1,144,541	$(2,346)	$358,507	$1,500,711

	Nine Months Ended September 30, 2020
Balance at December 31, 2019	91,576,060	$9	$1,164,400	$(1,628)	$330,789	$1,493,570
Net loss	—	—	—	—	(88,076)	(88,076)
Currency translation	—	—	—	(238)	—	(238)
Stock-based compensation	—	—	76,846	—	—	76,846
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,530,454	—	7,484	—	—	7,484
Shares repurchased and retired to satisfy tax withholding upon vesting	(413,762)	—	(23,561)	—	—	(23,561)
Balance at September 30, 2020	92,692,752	$9	$1,225,169	$(1,866)	$242,713	$1,466,025

	Nine Months Ended September 30, 2019
Balance at December 31, 2018	90,756,548	$9	$1,094,866	$(1,891)	$349,355	$1,442,339
Net income	—	—	—	—	9,152	9,152
Currency translation	—	—	—	(455)	—	(455)
Stock-based compensation	—	—	66,138	—	—	66,138
Stock option exercises and vesting of restricted stock units, net of withholdings and other	934,911	—	4,040	—	—	4,040
Shares repurchased and retired to satisfy tax withholding upon vesting	(278,902)	—	(20,503)	—	—	(20,503)
Balance at September 30, 2019	91,412,557	$9	$1,144,541	$(2,346)	$358,507	$1,500,711

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020 (the “2019 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the nine months ended September 30, 2020 related to credit losses. There have been no other material changes to the Company’s significant accounting policies described in the 2019 Form 10-K.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3. Merger Agreement

On June 10, 2020, the Company entered into an Agreement and Plan of Merger (as amended on September 4, 2020, the “Merger Agreement”) with Just Eat Takeaway.com N.V. (“JET”), Checkers Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of JET (“Merger Sub I”), and Checkers Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of JET (“Merger Sub II”). Pursuant to the Merger Agreement, Merger Sub I will be merged with and into the Company (the “Initial Merger”), with the Company continuing as the surviving company in the Initial Merger (the “Initial Surviving Company”). Immediately thereafter, the Initial Surviving Company will merge with and into Merger Sub II (the “Subsequent Merger” and, together with the Initial Merger, the “Transaction”), with Merger Sub II continuing as the surviving company.

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

The Company incurred certain expenses directly and indirectly related to mergers and acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations of $1.4 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and of $10.4 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$7,099	$—	$(1)	$7,098
Short-term investments
Commercial paper	54,768	—	(52)	54,716
Corporate bonds	6,729	3	—	6,732
Total	$68,596	$3	$(53)	$68,546

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$17,548	$—	$(34)	$17,514
Corporate bonds	1,300	—	—	1,300
Short-term investments
Commercial paper	46,971	—	(195)	46,776
Corporate bonds	2,304	2	—	2,306
Total	$68,123	$2	$(229)	$67,896

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of September 30, 2020. The Company evaluated its marketable securities aggregated by credit rating agency rating, all of which are highly rated, investment grade securities, considering historical investment losses, current market conditions and historical recovery rates of similar securities and determined that no material credit losses were expected as of September 30, 2020.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$61,814	$(53)	$—	$—	$61,814	$(53)
Corporate bonds	1,837	—	—	—	1,837	—
Total	$63,651	$(53)	$—	$—	$63,651	$(53)

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$64,290	$(229)	$—	$—	$64,290	$(229)
Total	$64,290	$(229)	$—	$—	$64,290	$(229)

The Company recognized interest income during the three months ended September 30, 2020 and 2019 of $0.2 million and $1.3 million, respectively, and for the nine months ended September 30, 2020 and 2019 of $1.6 million and $2.7 million, respectively, within net interest expense on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 13, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$492,791	$(152,454)	$340,337	$497,788	$(135,482)	$362,306
Diner acquisition	48,293	(27,152)	21,141	48,293	(19,909)	28,384
Developed technology	35,826	(22,088)	13,738	35,826	(15,916)	19,910
Other	2,918	(2,769)	149	2,918	(2,713)	205
Total amortizable intangible assets	579,828	(204,463)	375,365	584,825	(174,020)	410,805
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$669,504	$(204,463)	$465,041	$674,501	$(174,020)	$500,481

The gross carrying amount and accumulated amortization of the Company’s restaurant relationships as of September 30, 2020 were each adjusted by $5.0 million for certain fully amortized assets that were no longer in use.

Amortization expense for acquired intangible assets recognized within depreciation and amortization on the condensed consolidated statements of operations was $11.3 million and $13.5 million for the three months ended September 30, 2020 and 2019, respectively, and $35.5 million and $37.3 million for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, there were no changes in the carrying amount of goodwill of $1,008.0 million.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Estimated future amortization expense of acquired intangible assets as of September 30, 2020 was as follows:

(in thousands)
The remainder of 2020	$10,204
2021	38,809
2022	36,847
2023	30,348
2024	28,141
Thereafter	231,016
Total	$375,365

6. Property and Equipment

The components of the Company’s property and equipment as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Developed software	$205,800	$154,656
Computer equipment	105,899	74,052
Leasehold improvements	75,375	52,962
Furniture and fixtures	16,883	14,463
Purchased software and digital assets	17,441	13,395
Construction in progress	124	6,018
Property and equipment	421,522	315,546
Accumulated depreciation and amortization	(203,599)	(142,802)
Property and equipment, net	$217,923	$172,744

The gross carrying amount and accumulated amortization of the Company’s developed software, leasehold improvements, furniture and fixtures and computer equipment as of September 30, 2020 were adjusted in aggregate by $8.2 million and $7.9 million, respectively, for certain assets that were no longer in use. The Company recorded depreciation and amortization expense for property and equipment other than developed software of $11.3 million and $8.1 million for the three months ended September 30, 2020 and 2019, respectively, and of $30.1 million and $21.7 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company capitalized developed software costs of $19.2 million and $16.5 million for the three months ended September 30, 2020 and 2019, respectively, and of $58.0 million and $46.8 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, was $14.0 million and $9.1 million for the three months ended September 30, 2020 and 2019, respectively, and $38.9 million and $24.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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

In September 2018, the district court granted summary judgment (on another defendant’s motion) of unpatentability on the sole remaining patent and vacated the December 3, 2018 jury trial date for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. In October 2018, the district court entered final judgment on all claims in the case in which summary judgment was granted, and then stayed the remaining cases (including the cases against Grubhub and Seamless). Ameranth then appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In November 2019, the Federal Circuit affirmed the district court’s findings of unpatentability in all material respects, and remanded certain dependent claims to the district court. In June 2020, Ameranth filed a petition for a Writ of Certiorari with the Supreme Court of the United States, which the Court subsequently denied in October 2020. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Company intends to defend the suit vigorously. The Company has not recorded an accrual related to this lawsuit as of September 30, 2020, as it does not believe a material loss is probable.

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

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities, including labor and employment claims, some of which relate to the alleged misclassification of independent contractors. The Company currently has a number of pending putative class actions, Private Attorney General Act lawsuits and arbitrations alleging the misclassification of independent contractors. In January 2020, California State Assembly Bill 5 (“AB5”) went into effect, which codifies a test to determine whether a worker is an employee or independent contractor under California law. In light of AB5, the Company expects to continue to receive an increased number of misclassification claims. Nonetheless, the Company believes that its approach to classification is supported by the law and intends to continue to defend itself vigorously in these matters. The Company does not believe any of the foregoing claims will have a material impact on its consolidated financial statements. However, there is no assurance that any claim will not be combined into a collective or class action. During the nine months ended September 30, 2020, the Company recorded a $12.5 million accrual related to the settlement of certain of these matters.

8. Debt

The following table summarizes the carrying value of the Company’s debt as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Senior Notes	$500,000	$500,000
Less unamortized deferred debt issuance costs	(6,124)	(6,991)
Long-term debt	$493,876	$493,009

Senior Notes

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The first interest payment of $15.4 million was made in December 2019. During the three and nine months ended September 30, 2020, the Company paid $13.8 million in interest on its Senior Notes. There have been no changes in the terms of the Senior Notes as described in Part II, Item 8, Note 10, Debt, to the Company’s 2019 Form 10-K.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

Other Information

During the nine months ended September 30, 2020, the Company borrowed $175.0 million of revolving loans under the Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. The Company repaid the $175.0 million in borrowings under the Credit Agreement on May 5, 2020. As of September 30, 2020, the Company’s outstanding debt consisted of $500.0 million in Senior Notes.

See Note 13, Fair Value Measurement, for the fair value of the Company’s Senior Notes as of September 30, 2020. The Company was in compliance with the financial covenants of its debt facilities as of September 30, 2020. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

As of September 30, 2020 and December 31, 2019, unamortized debt issuance costs of $1.2 million and $1.1 million, respectively, related to the revolving loan facility and $6.1 million and $7.0 million, respectively, related to the Senior Notes were recorded as other assets and as a reduction of long-term debt, respectively, on the condensed consolidated balance sheets. During the nine months ended September 30, 2020, the Company capitalized an additional $0.1 million of debt issuance costs incurred with the Amendment of the Credit Agreement.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility, net of capitalized borrowing costs. The Company recognized interest expense of $7.2 million and $7.3 million during the three months ended September 30, 2020 and 2019, respectively, and of $21.8 million and $17.0 million during the nine months ended September 30, 2020, and 2019, respectively.

9. Stock-Based Compensation

The Company has granted non-qualified and incentive stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock awards and restricted stock units.  In May 2020, the Company’s stockholders approved the Third Amendment to the Grubhub Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”) which increased the aggregate number of shares that may be issued under the 2015 Plan by 3,500,000 shares. As of September 30, 2020, there were 6,110,349 shares of common stock authorized and available for issuance pursuant to awards granted under the Grubhub Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”).

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $20.8 million and $18.3 million during the three months ended September 30, 2020 and 2019, respectively, and $62.1 million and $54.8 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, $195.1 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.6 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock units in excess of the deferred tax assets that were previously recorded. During the three months ended September 30, 2020 and 2019, the Company recognized excess tax benefits from stock-based compensation of $4.6 million and of $0.4 million, respectively, and of $0.5 million and $3.8 million during the nine months ended September 30, 2020 and 2019, respectively, within income tax benefit in the condensed consolidated statements of operations and within cash flows from operating activities in the condensed consolidated statements of cash flows.

The Company capitalized stock-based compensation expense as website and software development costs of $4.9 million and $4.1 million during the three months ended September 30, 2020 and 2019, respectively, and $14.8 million and $11.3 million during the nine months ended September 30, 2020 and 2019, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Stock Options

The Company granted 264,245 and 333,929 stock options under the 2015 Plan during the nine months ended September 30, 2020 and 2019, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatility is based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to determine the fair value of the stock options granted during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Weighted-average fair value options granted	$20.46	$30.91
Average risk-free interest rate	1.26%	2.42%
Expected stock price volatility	49.6%	48.3%
Dividend yield	None	None
Expected stock option life (years)	4.00	4.00

Stock option awards as of December 31, 2019 and September 30, 2020, and changes during the nine months ended September 30, 2020, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2019	2,750,275	$38.74	$50,737	6.28
Granted	264,245	51.59
Forfeited	(80,388)	75.22
Exercised	(355,579)	21.01
Outstanding at September 30, 2020	2,578,553	41.36	86,885	6.05
Vested and expected to vest at September 30, 2020	2,523,345	40.92	86,068	5.99
Exercisable at September 30, 2020	1,982,077	$34.85	$78,388	5.36

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised was $12.0 million and $2.3 million during the three months ended September 30, 2020 and 2019, respectively, and $16.3 million and $9.9 million during the nine months ended September 30, 2020 and 2019, respectively.

The Company recorded compensation expense for stock options of $2.7 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively, and $8.6 million and $12.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $15.9 million and is expected to be recognized over a weighted-average period of 1.9 years.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2019 and September 30, 2020, and changes during the nine months ended September 30, 2020 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	3,096,025	$70.62
Granted	2,092,316	51.27
Forfeited	(325,492)	67.76
Vested	(1,174,875)	66.66
Outstanding at September 30, 2020	3,687,974	$61.16

Compensation expense related to restricted stock units was $18.1 million and $14.8 million during the three months ended September 30, 2020 and 2019, respectively, and $53.5 million and $42.2 million during the nine months ended September 30, 2020 and 2019, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended September 30, 2020 and 2019 was $27.2 million and $14.0 million, respectively, and $66.9 million and $55.2 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, $179.2 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 3,214,421 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $61.46 is expected to be recognized over a weighted-average period of 2.7 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

10. Income Taxes

The Company’s effective tax rate was 58.2% and 141.4% during the three months ended September 30, 2020 and 2019, respectively, and 33.2% and negative 115.8% during the nine months ended September 30, 2020 and 2019, respectively, for an income tax benefit in all periods presented. On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes provisions, among others, that allow the Company to carryback net operating losses to a year with a higher federal income tax rate and technical corrections to tax depreciation methods for qualified improvement property. The income tax benefit for the nine months ended September 30, 2020 included a $5.5 million benefit related to net operating losses that can now be carried back as a result of the CARES Act and excess tax benefits on stock-based compensation of $0.5 million. The income tax benefit for the three months ended September 30, 2020 included excess tax benefits on stock-based compensation of $4.6 million. The income tax benefit for the three and nine months ended September 30, 2019 included excess tax benefits of $0.4 million and $3.8 million, respectively (see Note 9, Stock-Based Compensation, for additional details).

The Company is currently under examination by the Internal Revenue Service for its federal income tax return for the tax year ended December 31, 2017. The Company does not believe, but cannot predict with certainty, that there will not be any additional tax liabilities, penalties and/or interest as a result of the audit.

11. Stockholders’ Equity

As of September 30, 2020 and December 31, 2019, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At September 30, 2020 and December 31, 2019, there were 500,000,000 shares of common stock authorized. At September 30, 2020 and December 31, 2019, there were 92,692,752 and 91,576,060 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of September 30, 2020 or December 31, 2019.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016 (the “Repurchase Program”). Repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion, however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

common stock. The Company did not repurchase any shares of its common stock during the three or nine months ended September 30, 2020 pursuant to the Repurchase Program, and does not expect to repurchase any shares of its common stock in connection with the Repurchase Program prior to the consummation of the Transaction or earlier termination of the Merger Agreement.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of September 30, 2020 or December 31, 2019.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (numerator)	$(9,238)	$1,010	$(88,076)	$9,152
Shares used in computation (denominator)
Weighted-average common shares outstanding	92,496	91,349	92,135	91,159
Basic earnings (loss) per share	$(0.10)	$0.01	$(0.96)	$0.10
Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (numerator)	$(9,238)	$1,010	$(88,076)	$9,152
Shares used in computation (denominator)
Weighted-average common shares outstanding	92,496	91,349	92,135	91,159
Effect of dilutive securities:
Stock options	—	1,172	—	1,222
Restricted stock units	—	326	—	469
Weighted-average diluted shares	92,496	92,847	92,135	92,850
Diluted earnings (loss) per share	$(0.10)	$0.01	$(0.96)	$0.10

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Anti-dilutive shares underlying stock-based awards:
Stock options	2,579	836	2,579	834
Restricted stock units	3,688	1,993	3,688	684

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

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Level 2	Carrying Value	Level 2	Carrying Value
	(in thousands)
Assets
Money market funds	$41	$41	$28	$28
Commercial paper	61,814	61,867	64,290	64,519
Corporate bonds	6,732	6,729	3,606	3,604
Total assets	$68,587	$68,637	$67,924	$68,151
Liabilities
Long-term debt, including current maturities	$518,750	$500,000	$467,500	$500,000
Total liabilities	$518,750	$500,000	$467,500	$500,000

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

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is a leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company currently connects more than 300,000 restaurants, of which more than 245,000 are partnered restaurants, with hungry diners in thousands of cities across the United States and is focused on transforming the takeout experience. For restaurant partners, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”. The Company charges restaurant partners on the Platform a per-order commission that is primarily percentage-based. Most of the restaurant partners on the Company’s Platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the Platform. In many markets, the Company also provides delivery services to restaurants on its Platform that do not have their own delivery operations. Additionally, restaurant partners that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. As of September 30, 2020, the Company was providing delivery services in approximately 460 of the largest core-based statistical areas across the country.

Just Eat Takeaway.com Transaction

On June 10, 2020, the Company entered into a definitive agreement with Just Eat Takeaway.com N.V. (“JET”) whereby JET is to acquire 100% of the Company’s shares in an all-stock transaction (the “Transaction”). JET, headquartered in Amsterdam, is a leading global online food delivery marketplace outside China. The Transaction represents JET’s entry into online food delivery in the United States. Under the terms of the Transaction, Grubhub shareholders will be entitled to receive American depositary shares representing 0.6710 Just Eat Takeaway.com shares in exchange for each Grubhub share, representing implied value of $75.15 for each Grubhub share based on JET’s then-current stock price at the time the Transaction was announced and implying total equity consideration of approximately $7.3 billion. The Transaction is expected to be completed in the first half of 2021 and is subject to certain conditions including Grubhub shareholder approval and certain customary closing conditions. The Transaction has received all required regulatory clearances and JET shareholders have approved the Transaction. For additional information, see Note 3, Merger Agreement.

Impact of COVID-19

Over the past few months, the Company has been monitoring the impact of the COVID-19 pandemic on our business, our industry and the broader economy. The pandemic has had a significant, adverse impact on our restaurant partners, largely due to restrictions on in-restaurant dining, which have contributed to changes in diner behavior.

While the Company initially experienced somewhat reduced order volume at the end of the first quarter of 2020, the Company saw significantly improved trends in the second and third quarters as new diners and new restaurants joined the Platform as a substitute for in-restaurant dining. The sustainability of our restaurant, driver and diner network remains paramount. Therefore, since the onset of the pandemic, the Company has sought out ways to support its restaurants and drivers including investments in programs designed to drive more business to our restaurant partners including promotions, reduced fees and product improvements as well as personal protection kits and higher pay and bonuses for drivers. The Company may continue to invest in such programs while the COVID-19 pandemic persists. We believe that the Company will emerge from these events well positioned for long-term growth and profitability, however, the Company cannot reasonably estimate the duration or severity of the economic impact to diners and restaurants of the restrictions on daily life to curb the spread of COVID-19, or the ultimate impact on the Company’s operations and liquidity. The Company will continue to actively monitor the situation and may take further actions as may be required by federal, state or local or authorities, or that we determine are in the best interests of our network of restaurants, drivers, diners and employees. For further discussion, see Part II, Item 1A, Risk Factors, as well as management’s discussion under “Key Business Metrics,” “Results of Operations,” and “Liquidity and Capital Resources” below.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Active Diners	29,956,000	21,197,000	41%	29,956,000	21,197,000	41%
Daily Average Grubs	668,600	457,300	46%	610,900	488,800	25%
Gross Food Sales (in millions)	$2,353.5	$1,400.0	68%	$6,308.2	$4,361.6	45%

During the three and nine months ended September 30, 2020, the Company experienced growth across all of its key business metrics as compared to the same periods in the prior year. This growth was primarily as a result of increased product and brand awareness by diners largely driven by accelerated adoption of online food ordering as a result of COVID-19, marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. Gross Food Sales increased disproportionately to Daily Average Grubs due to higher average order size, which was primarily a result of changing diner behavior as a result of COVID-19. COVID-19 impacted all of our key business metrics as a result of changing diner behaviors. Additionally, the Company’s investment in programs to support restaurants during the COVID-19 pandemic including funding coupons, lower diner facing fees and increased advertising during the three and nine months ended September 30, 2020 resulted in incremental Daily Average Grubs and Gross Food Sales.

Results of Operations

Three Months Ended September 30, 2020 and 2019

The following table sets forth the Company’s results of operations for the three months ended September 30, 2020 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended September 30,
	2020		2019
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$493,981	100%	$322,053	100%	$171,928	53%
Costs and expenses:
Operations and support	316,456	64%	161,387	50%	155,069	96%
Sales and marketing	97,817	20%	71,617	22%	26,200	37%
Technology (exclusive of amortization)	30,796	6%	29,483	9%	1,313	4%
General and administrative	27,484	6%	25,329	8%	2,155	9%
Depreciation and amortization	36,556	7%	30,649	10%	5,907	19%
Total costs and expenses(a)	509,109	103%	318,465	99%	190,644	60%
Income (loss) from operations	(15,128)	nm	3,588	1%	(18,716)	nm
Interest expense - net	6,979	1%	6,025	2%	954	16%
Loss before provision for income taxes	(22,107)	nm	(2,437)	nm	(19,670)	nm
Income tax benefit	(12,869)	nm	(3,447)	nm	(9,422)	273%
Net income (loss) attributable to common stockholders	$(9,238)	nm	$1,010	0%	$(10,248)	nm

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$43,785	9%	$53,828	17%	$(10,043)	(19%)
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

nm     Not meaningful

Revenues

Revenues increased by $171.9 million, or 53%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase was largely related to a 46% increase in Daily Average Grubs to 668,600 during the three months ended September 30, 2020 from 457,300 during the same period in 2019 driven by improved diner retention and frequency as well as significant growth in Active Diners, which increased from 21.2 million to 30.0 million at the end of each period. The growth in Active Diners and Daily Average Grubs was primarily as a result of increased product and brand awareness by diners largely driven by accelerated adoption of online food ordering as a result of COVID-19, marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. In addition, revenue increased during the three months ended September 30, 2020 compared to 2019 due to a 15% higher average order size, partially offset by a 200 basis point decrease in our average revenue capture rate of Gross Food Sales. The higher average order size was mostly driven by changing diner behavior as a result of COVID-19 including family or group orders. The decrease in our average revenue capture rate was primarily driven by our restaurant support programs including temporary COVID-19 related fee caps, funding coupons and lower restaurant and diner facing fees which reduced revenue.

Operations and Support

Operations and support expense increased by $155.1 million, or 96%, for the three months ended September 30, 2020 compared to the same period in 2019. This increase was primarily attributable to an 146% increase in expenses related to delivering orders as well as expenses incurred to support the 68% growth in Gross Food Sales including payment processing costs, Platform infrastructure expenses and customer care and operations personnel costs. Delivery expenses increased disproportionally with revenue growth during the three months ended September 30, 2020 compared to the prior year period due to the increase in Grubhub-delivered orders in proportion to total orders.

Sales and Marketing

Sales and marketing expense increased by $26.2 million, or 37%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase of $21.4 million in the Company’s advertising campaigns across various media channels including incremental spend to support restaurants in response to COVID-19, as well as an increase in salaries and commissions due to a 16% growth in our sales and marketing teams and the expansion of our restaurant network. Sales and marketing expense as a percentage of revenue decreased from 22% during the three months ended September 30, 2019 to 20% during the same period in 2020.

Technology (exclusive of amortization)

Technology expense increased by $1.3 million, or 4%, for the three months ended September 30, 2020 compared to the same period in 2019.

General and Administrative

General and administrative expense increased by $2.2 million, or 9%, for the three months ended September 30, 2020 compared to the same period in 2019 primarily attributable to an increase in certain miscellaneous expenses to support the growth of the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $5.9 million, or 19%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to the increase in capital spending on internally developed software, restaurant facing technology and office equipment to support the growth of the business.

Interest Expense - net

Net interest expense increased by $1.0 million, or 16%, for the three months ended September 30, 2020 compared to the same period in 2019.

Income Tax Benefit

Income tax benefit increased by $9.4 million for the three months ended September 30, 2020 compared to the same period in 2019. The increase in income tax benefit was primarily due to the decrease in income before provision for income taxes due to the factors described above as well as a $4.2 million increase in discrete excess tax benefits on stock-based compensation as compared to the prior year period. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits (deficiencies) from stock-based compensation. The Company calculated the income tax benefit for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

Nine Months Ended September 30, 2020 and 2019

The following table sets forth the Company’s results of operations for the nine months ended September 30, 2020 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Nine Months Ended September 30,
	2020		2019
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$1,316,243	100%	$970,881	100%	$345,362	36%
Costs and expenses:
Operations and support	849,884	65%	485,143	50%	364,741	75%
Sales and marketing	282,563	21%	224,199	23%	58,364	26%
Technology (exclusive of amortization)	92,297	7%	86,133	9%	6,164	7%
General and administrative	98,670	7%	73,900	8%	24,770	34%
Depreciation and amortization	104,476	8%	82,961	9%	21,515	26%
Total costs and expenses(a)	1,427,890	108%	952,336	98%	475,554	50%
Income (loss) from operations	(111,647)	nm	18,545	2%	(130,192)	nm
Interest expense - net	20,175	2%	14,304	1%	5,871	41%
Income (loss) before provision for income taxes	(131,822)	nm	4,241	0%	(136,063)	nm
Income tax benefit	(43,746)	nm	(4,911)	nm	(38,835)	nm
Net income (loss) attributable to common stockholders	$(88,076)	nm	$9,152	1%	$(97,228)	nm

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$78,099	6%	$159,451	16%	$(81,352)	51%
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

nm     Not meaningful

Revenues

Revenues increased by $345.4 million, or 36%, for the nine months ended September 30, 2020 compared to the same period in 2019. Revenue increased during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a 25% increase in Daily Average Grubs and a 15% higher average order size. Daily Average Grubs increased to 610,900 during the nine months ended September 30, 2020 from 488,800 during the same period in 2019 driven by improved diner retention and frequency as well as significant growth in Active Diners, which increased from 21.2 million to 30.0 million at the end of each period. The growth in Active Diners and Daily Average Grubs was primarily as a result of increased product and brand awareness by diners largely driven by accelerated adoption of online food ordering as a result of COVID-19, marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. The higher average order size was primarily driven by changing diner behavior as a result of COVID-19 including family or group orders. The increase in revenues was partially offset by a 140 basis point decrease in our average revenue capture rate of Gross Food Sales. The decrease in our average revenue capture rate was primarily driven by our restaurant support programs including temporary COVID-19 related fee caps, funding coupons and lower restaurant and diner facing fees which reduced revenue.

Operations and Support

Operations and support expense increased by $364.7 million, or 75%, for the nine months ended September 30, 2020 compared to the same period in 2019. This increase was primarily attributable to a 115% increase in expenses related to delivering orders as well as expenses incurred to support the 45% growth in Gross Food Sales and the increase in restaurants available on the Platform including payment processing costs, customer care and operations personnel costs and other Platform infrastructure expenses. Delivery expenses increased disproportionally with revenue growth during the nine months ended September 30, 2020 compared to the prior year period due to the increase in Grubhub-delivered orders in proportion to total orders as well as incremental expenses for personal protection equipment kits, higher pay and bonuses for drivers in response to COVID-19.

Sales and Marketing

Sales and marketing expense increased by $58.4 million, or 26%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase of $44.2 million in the Company’s advertising campaigns across various media channels including incremental spend to support restaurants in response to COVID-19, as well as an increase in salaries, commissions and stock-based compensation expense due to a 23% growth in our sales and marketing teams and the expansion of the restaurant network.

Technology (exclusive of amortization)

Technology expense increased by $6.2 million, or 7%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to 11% growth in the Company’s technology team to support the growth and development of our platform. Technology team expenses, including related salaries, stock-based compensation expense, and payroll taxes, increased as a result of organic growth.

General and Administrative

General and administrative expense increased by $24.8 million, or 34%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to a $12.5 million legal settlement accrual recorded during the nine months ended September 30, 2020 (see Note 7, Commitments and Contingencies, for additional details), as well as an $8.4 million increase in merger and acquisition expenses primarily related to the Transaction and certain miscellaneous expenses to support the growth of the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $21.5 million, or 26%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to the increase in capital spending on internally developed software, restaurant facing technology and digital assets to support the growth of the business.

Interest Expense - net

Net interest expense increased by $5.9 million, or 41%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to the increase in the average outstanding borrowings of long-term debt during the current period, primarily as a result of the issuance of $500.0 million of the Company’s 5.500% Senior Notes in June 2019 and $175.0 million in outstanding revolving loans drawn on the credit facility in March 2020 and repaid in May 2020. The increase was partially offset by the aggregate write-off of $1.9 million of unamortized debt issuance costs during the nine months ended September 30, 2019 as a result of the extinguishment of the Company’s term loan portion of the credit facility in June 2019 and amendment of its existing credit agreement in February 2019.

Income Tax Benefit

Income tax benefit increased by $38.8 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase in income tax benefit was primarily due to the decrease in income before provision for income taxes due to the factors described above and a $5.5 million benefit related to net operating losses that can now be carried back as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 (see Note 10, Income Taxes, for additional details), partially offset by a $3.3 million decrease in discrete excess tax benefits on stock-based compensation as compared to the prior year period. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits (deficiencies) from stock-based compensation. The Company calculated the income tax benefit for the periods presented based on the expected annual effective tax rate as adjusted to reflect the tax impact of items discrete to the fiscal period.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income (loss) for each of the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$(9,238)	$1,010	$(88,076)	$9,152
Income taxes	(12,869)	(3,447)	(43,746)	(4,911)
Interest expense, net	6,979	6,025	20,175	14,304
Depreciation and amortization	36,556	30,649	104,476	82,961
EBITDA	21,428	34,237	(7,171)	101,506
Merger, acquisition, restructuring and certain legal costs(a)	1,518	1,312	23,210	3,139
Stock-based compensation	20,839	18,279	62,060	54,806
Adjusted EBITDA	$43,785	$53,828	$78,099	$159,451
(a)

Merger, acquisition and restructuring costs include transaction and integration-related costs associated with acquisitions and restructuring initiatives. The Company recorded a $12.5 million legal settlement accrual during the nine months ended September 30, 2020 (see Note 7, Commitments and Contingencies, for additional details). Legal costs included above are not expected to be recurring.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, the Company had cash and cash equivalents of $405.3 million consisting of cash, money market funds, commercial paper and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $61.5 million consisting of commercial paper and other short-term corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has additional availability under the credit facility.

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

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”). Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The first interest payment of $15.4 million was made in December 2019. During the nine months ended September 30, 2020, the Company paid $13.8 million in interest on its Senior Notes. See Note 8, Debt, for additional details.

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

As of September 30, 2020, the Company’s outstanding debt consisted of $500.0 million in Senior Notes. In March 2020, the Company borrowed $175.0 million of revolving loans under the Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. The Company subsequently repaid the borrowings of $175.0 million in revolving loans on May 5, 2020. Following the revolving loan repayment, the undrawn portion of the revolving loan under the Credit Agreement of $225.0 million less $5.5 million of outstanding letters of credit issued under the Credit Agreement provided for additional capacity of $219.5 million available to the Company under the Credit Agreement as of September 30, 2020 that may be used for general corporate purposes.

The agreements governing the Company's debt contain customary covenants that, among other things, may restrict the ability of the Company and the ability of certain of its subsidiaries to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. In addition, the Company's Credit Agreement requires the Company to satisfy certain financial covenants. These covenants are subject to a number of important exceptions and qualifications and also include customary events of default. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Company's debt facilities becoming immediately due and payable. The Company was in compliance with the financial covenants of its debt facilities as of September 30, 2020. The Company expects to remain in compliance for the foreseeable future.

On January 22, 2016, the Company’s Board of Directors approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. The repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion, however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its common stock. During the nine months ended September 30, 2020 and 2019, the Company did not repurchase any of its common stock pursuant to the Repurchase Program, and does not expect to repurchase any of its common stock prior to the consummation of the Transaction or earlier termination of the Merger Agreement. Since inception of the program, the Company has repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$155,462	$156,004
Net cash used in investing activities	(109,709)	(104,552)
Net cash provided by (used in) financing activities	(17,229)	132,088

Cash Flows Provided by Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $155.5 million compared to $156.0 million for the same period in 2019. The slight decrease in cash flows from operations was driven by an $89.9 million decrease in net income excluding non-cash expenses, largely offset by the changes in operating assets and liabilities. During the nine months ended September 30, 2020 and 2019, significant changes in the Company’s operating assets and liabilities resulted from the following:

•

an increase in accrued expenses of $107.2 million for the nine months ended September 30, 2020 primarily related to increases in accrued advertising costs, diner gift card liabilities, driver payments, a $12.5 million legal settlement accrual and interest expense compared to an increase of $24.5 million for the nine months ended September 30, 2019;

•

a decrease in accounts receivable of $42.6 million for the nine months ended September 30, 2020 compared to an increase of $13.3 million for the nine months ended September 30, 2019 primarily due to the timing of the receipt of processor payments to the Company at quarter-end and a decrease in corporate receivables as a result of the impact of COVID-19 on corporate ordering;

•

an increase in income tax receivable of $18.6 million for the nine months ended September 30, 2020 primarily due to the loss before provision for income taxes and a $5.5 million net operating loss carryback benefit resulting from the CARES Act enacted in March 2020 compared to a decrease of $7.7 million for the nine months ended September 30, 2019; and

•

a decrease in restaurant food liability of $16.1 million for the nine months ended September 30, 2020 compared to an increase of $3.2 million for the nine months ended September 30, 2019 due to the timing of payments to restaurant partners at quarter-end.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of the purchase of property and equipment and the development of the Grubhub platform to support the growth of the business, purchases of and proceeds from maturities of short-term investments and the acquisition of other intangible assets.

For the nine months ended September 30, 2020, net cash used in investing activities was $109.7 million compared to $104.6 million for the same period in the prior year. The slight increase in net cash used in investing activities during the nine months ended September 30, 2020 was primarily due to an increase in the purchases of investments of $37.8 million, an increase in the purchases of property and equipment of $10.5 million and an increase in the development of the Grubhub platform of $8.5 million. These changes were largely offset by an increase in proceeds from the maturity of investments of $43.6 million and a decrease in the acquisition of certain assets of businesses of $8.4 million as compared to the prior year period.

Cash Flows Provided by (Used in) Financing Activities

The Company’s financing activities during the periods presented consisted primarily of proceeds from the issuance of long-term debt, repayments of borrowings under the Credit Agreement, and taxes paid related to net settlement of stock-based compensation awards.

For the nine months ended September 30, 2020, net cash used in financing activities was $17.2 million compared to net cash provided by financing activities of $132.1 million for the nine months ended September 30, 2019. The decrease in net cash provided by financing activities during the nine months ended September 30, 2020 was primarily related to a $157.7 million decrease in proceeds, net of payments, from the issuance of long-term debt, partially offset by a $9.0 million decrease in payments for debt issuance costs.

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

Interest Rate Risk

The Company had outstanding borrowings of $500.0 million under its 5.500% Senior Notes and did not have any outstanding borrowings under the Credit Agreement as of September 30, 2020. The Company is exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement and price risk on its fixed-rate Senior Notes described above. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company’s earnings or cash flows. The Company generally has no obligation to prepay the Senior Notes before maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt unless the Company becomes required or elects to refinance or repurchase such debt. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.125% and 1.750% and in the case of alternate base rate loans is between 0.125% and 0.750%, and in each case, is based upon the Company’s consolidated total net leverage ratio (as defined in the Credit Agreement). The Amendment to the Credit Agreement established a minimum LIBOR rate and alternate base rate of 0.75% and 1.75%, respectively (see Note 8, Debt, to Part I, Item I of this Quarterly Report on Form 10-Q for additional details). The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment test as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of September 30, 2020, the Company had $1,008.0 million in goodwill.

The annual goodwill impairment test consists of comparing the carrying value of the Company’s reporting unit against the fair value. The Company is considered one reporting unit. If the carrying value exceeds the fair value, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the fair value.

Management determined the fair value of the Company by using a market-based approach that utilized the market capitalization of the Company, as adjusted for factors such as a control premium. After consideration of the Company’s market capitalization, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount and further analysis was not necessary. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill. For example, as a result of the proposed Transaction, a component of the Company’s implied enterprise value contemplates the share price of JET as attributed to the Company. If JET’s share price were to decline, the overall consideration associated with the Transaction could be reduced which could result in a future goodwill impairment triggering event. Additionally, COVID-19 has impacted our restaurant partners and has affected the Company’s business as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, above.

OTHER INFORMATION

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2020.

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

New Accounting Pronouncements and Pending Accounting Standards

See Note 2, Significant Accounting Policies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the accounting standard adopted during the nine months ended September 30, 2020.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2020 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Health epidemics, including the COVID-19 pandemic, may have an adverse impact on our business.

Our business could be materially and adversely affected by a widespread health pandemic, including the COVID-19 pandemic. Such events could also significantly and adversely impact our industry in the short and long term, potentially resulting in significant changes to our restaurant inventory, diner behavior or cost of providing delivery services, any or all of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, in response to COVID-19, several jurisdictions have implemented or are considering implementing fee caps, fee disclosure requirements and similar measures that could negatively impact the Company’s financial results and/or increase its cost of doing business. The COVID-19 pandemic has also resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively impact our liquidity in the future.

For a discussion of how COVID-19 has impacted the Company during the three and nine months ended September 30, 2020, please see Part I, Item 2, Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q.

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

The completion of the Transaction is subject to a number of customary conditions to closing and there can be no assurance that such conditions to closing that remain outstanding will be satisfied or waived (to the extent permitted by law). The failure to timely satisfy the required conditions could delay the completion of the Transaction for a significant period of time or prevent the completion of the Transaction from occurring at all. These closing conditions include, among others, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock entitled to vote thereon, (ii) the JET ADSs issuable as merger consideration having been approved for listing on the New York Stock Exchange or Nasdaq Global Select Market, and the JET Shares underlying the JET ADSs issuable as merger consideration having been admitted (or approved for admission) to the premium listing segment of the Official List of the Financial Conduct Authority of the United Kingdom (the “FCA”) and to trading on the London Stock Exchange’s main market and for listed securities and trading on Euronext Amsterdam, (iii) the effectiveness of applicable registration statements, (iv) obtaining all necessary approvals of JET’s prospectus from the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten) and the FCA (in each case if then applicable), and (v) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the transactions contemplated by the Merger Agreement and the absence of a material adverse effect on the Company or JET.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2020.

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

During the three months ended September 30, 2020, the Company did not repurchase any of its common stock pursuant to the Repurchase Program, and does not expect to repurchase any shares of its common stock in connection with the Repurchase Program prior to the consummation of the Transaction or earlier termination of the Merger Agreement.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	First Amendment to Agreement and Plan of Merger, by and among Just Eat Takeaway.com N.V., Checkers Merger Sub I, Inc., Checkers Merger Sub II, Inc. and Grubhub Inc., dated September 4, 2020. *	8-K	001-36389	2.1	September 4, 2020

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Grubhub Inc. hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

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

Date: November 6, 2020