Form 10-K
period 2020-12-31
GrubHub Inc.
filed 2021-03-01
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
		Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2020, was $5,297,564,059.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2021 was 93,256,029.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, tentatively scheduled to be held on June 16, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for Grubhub Inc. for the periods presented and the results of acquired businesses from the relevant acquisition dates. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the plans, estimates, and beliefs of the Company (as defined below). Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences, such as the impact of the COVID-19 pandemic (“COVID-19”), include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.” The forward-looking statements in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” below for additional information.

PART I.

Item 1.	Business

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is a leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company currently connects more than 300,000 restaurants, of which more than 265,000 are partnered, with hungry diners in thousands of cities across the United States and is focused on transforming the takeout experience. For restaurants, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”.

For restaurants, takeout enables them to grow their business without adding seating capacity or wait staff. Advertising for takeout, typically done through the distribution of menus to local households or advertisements in local publications, is often inefficient and requires upfront payment with no certainty of success. In contrast, Grubhub provides restaurants on its Platform with an efficient way to generate more takeout orders. Grubhub enables restaurants to access local diners at the moment when those diners are hungry and ready to purchase takeout. In addition, the Company does not charge the restaurants on its Platform any upfront or subscription fees, does not require any discounts from their full price menus and only gets paid for the orders the Company generates for them, providing restaurants with a low-risk, high-return solution. The Company charges restaurant partners on the Platform a per-order commission that is primarily percentage-based. In many markets, the Company also provides delivery services to restaurants on its Platform that do not have their own delivery operations. As of December 31, 2020, the Company was providing delivery services in more than 460 of the largest core-based statistical areas across the country.

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

The Company generates revenues primarily when diners place an order on its Platform. Restaurant partners pay a commission, typically a percentage of the transaction, on orders that are processed through the Company’s Platform. Most of the restaurant partners on the Company’s Platform can choose their level of commission rate, at or above the base rate. A restaurant partner can choose to pay a higher rate, which affects its prominence and exposure to diners on the Platform. Additionally, restaurant partners that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. The Company also recognizes as revenue any fees charged directly to the diner including fees for GH+, our subscription product. GH+ subscribers receive unlimited deliveries with $0 delivery fee on qualifying orders from GH+ restaurants.

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

Merger, Acquisitions of Business and Other Intangible Assets

On June 10, 2020, the Company entered into an Agreement and Plan of Merger (as amended on September 4, 2020, the “Merger Agreement”) with Just Eat Takeaway.com N.V. (“JET”) whereby JET is to acquire 100% of the Company’s shares in an all-stock transaction (the “Transaction”). JET, headquartered in Amsterdam, is a leading global online food delivery marketplace. The Transaction represents JET’s entry into online food delivery in the United States. Under the terms of the Transaction, Grubhub shareholders will be entitled to receive American depositary shares representing 0.6710 Just Eat Takeaway.com ordinary shares in exchange for each share of Grubhub common stock, representing implied value of $75.15 for each Grubhub share based on JET’s then-current stock price at the time the Transaction was announced and implying total equity consideration (on a fully diluted basis) of approximately $7.3 billion. The Transaction is expected to be completed in the first half of 2021 and is subject to certain conditions including Grubhub shareholder approval and certain customary closing conditions. The Transaction has received all required regulatory clearances and JET shareholders have approved the Transaction. For additional information, see Part II, Item 8, Note 3, Merger Agreement.

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

For a description of the Company’s acquisitions, see Note 5, Acquisitions, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Restaurant Benefits

With more than 300,000 restaurants currently on the Company’s Platform, of which the Company partners with more than 265,000, management believes that Grubhub provides restaurants with the following key benefits:

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
•

Efficiency. Restaurant partners in the network can receive and handle a larger volume of takeout orders more accurately, increasing their operational efficiency while providing their takeout diners with a high-quality experience. Grubhub also offers customizable integrated technologies that support digital orders with point-of-sale system integration and customer relationship management programs, including loyalty.

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

Diner Benefits

With 31.4 million Active Diners as of December 31, 2020 and more than 622,700 combined Daily Average Grubs during the year ended December 31, 2020, management believes that Grubhub provides diners with the following key benefits:

•

Discovery. Grubhub aggregates menus and enables ordering from restaurants across more than 4,000 cities in the United States as of December 31, 2020, in most cases providing diners with more choices than the “menu drawer” and allowing them to discover hidden gems from local restaurants on the platform.

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

Challenges

The Company faces several key challenges in continuing to grow its business and maintaining profitability. These challenges include that:

•

online takeout ordering is a competitive industry. Existing competitors could continue to grow and new competitors could emerge in the Company’s markets. These competitors may have greater resources and other advantages than Grubhub and could impact the Company’s growth rates and ability to maintain profitability.

•	long-term growth depends on the Company’s ability to continue to expand its takeout marketplace of restaurants and diners in a cost-effective manner;
•	the ability to realize the benefits of the investment in the Company’s delivery network depends on the efficient utilization and expansion of such network; and
•	the ability to realize the benefits of acquired businesses depends on the successful integration of the operations of the acquired businesses with those of the Company.

Other Factors Affecting Performance

•

Seasonality. In metropolitan markets, the Company generally experiences a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, the Company benefits from increased order volumes in campus markets when school is in session and experiences a decrease in order volumes when school is not in session (during summer breaks and other vacation periods). However, COVID-19 temporarily, we believe, mitigated the impact of seasonality on the Company’s business in 2020, as the dynamics that typically drive seasonal increases in ordering, including more time at home and less in-restaurant dining, were persistent throughout the year.

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

Mobile Apps and Mobile Website

The Company offers diners access to the Platform through its mobile applications designed for iPhone®, Android™, iPad® and Apple TV® devices. To use the mobile applications, diners either enter their delivery address or use geo-location and are presented with local restaurants that provide takeout. Diners can further refine their search results using the search capability, enabling them to filter results across cuisine types, restaurant names, menu items, proximity, ratings, diner rewards, GH+ restaurants and other criteria. Once diners have found what they are looking for, they place their orders using easy-to-use and intuitive menus, enabling them to discover food choices, select options and provide specific instructions on a dish-by-dish basis. Once an order is received, the Company transmits it to the restaurant, while saving the diners’ preferences for future orders, thus providing diners with a convenient repeat order experience. Diners can also access the Platform from their mobile devices through the mobile website using any mobile browser.

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

GH+ Subscription Program

The Company offers a subscription program to diners, GH+, which grants membership benefits, including unlimited deliveries with $0 delivery fee on qualifying orders from GH+ restaurants for a flat subscription fee.

Technology and Fulfillment Services

Technology and fulfillment services include order transmission, customer relationship management tools such as loyalty programs, fully integrated online and in-store ordering and fulfillment solutions, quick-response code payment processing scanners, customer support, and functional analytics. The Company also offers mobile application development professional services and integrated access to the Company’s related platforms and services.

Point of Sale Integration

The Company offers the additional benefit of point of sale (“POS”) integration to those restaurants that want to manage Grubhub orders and update their menus directly from their existing POS system, eliminating the need for additional devices. Grubhub has developed integrations with most of the major platforms including, among others, NCR’s Aloha, Oracle’s MICROS systems, Brink, Toast, POSitouch and Clover, and is regularly adding integrations with other platforms. These partnerships help restaurants improve their in-store workflow, eliminate the time required to enter orders, create more transparency and potentially shorten the window between consumer order and meal preparation.

Restaurant-Branded Websites and Mobile Applications

The Company offers the restaurants in its network a turnkey website and mobile application design and hosting service powered by template-driven technology, which provides restaurant partners with a simple yet effective online and mobile presence. Grubhub processes the orders placed on these websites and mobile applications through its platforms. The Company also offers customized ordering links that allow diners to place orders directly through restaurant websites.

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

Geographic Markets

The Company’s geographic reach included more than 4,000 cities across the United States as of December 31, 2020. The Company generally has greater market penetration in densely populated metropolitan cities in the United States. During the years ended December 31, 2020, 2019 and 2018, the Company also generated a nominal amount of foreign revenues through its U.K.

subsidiary. During 2020, the Company ceased its U.K. operations and is no longer generating revenues in the U.K. as of December 31, 2020.

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

Technology

The Company generally develops additional features for its platform in-house, focusing on quick release cycles and constant improvement. Grubhub’s web and mobile properties are either stored on secure remote servers and software networks through a public cloud provider or are hosted by a third-party provider of hosting services. The Company’s primary third-party hosting service provider is located in Illinois. The platform includes a variety of encryption, antivirus, firewall and patch-management technology to protect and maintain systems and computer hardware across the business. The Company relies on third-party off-the-shelf technology as well as internally developed and proprietary products and systems to ensure rapid, high-quality customer care, software development, website integration, updates and maintenance. The Company leverages off-the-shelf hardware and software platforms in order to build and customize its hardware-based products, such as tablets installed with the Grubhub for Restaurants application.

Customers

As of December 31, 2020, the Company served approximately 31.4 million Active Diners and currently serves over 265,000 partnered restaurants. For the years ended December 31, 2020, 2019 and 2018, none of these Active Diners or restaurants accounted for 10% or more of the Company’s net revenues.

Competition

The Company is a leading online provider of takeout orders in the United States for independent and Enterprise restaurants. The Company competes with the traditional offline ordering process used by the vast majority of restaurants and diners involving paper menus that restaurants distribute to diners, advertising that restaurants place in local publications to attract diners, as well as other online food ordering businesses.

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

The Company’s online competition consists primarily of national and local service providers, such as DoorDash, Inc., as well as the Uber Eats segment of Uber Technologies, Inc. and Postmates Inc., which was acquired by Uber Technologies, Inc. on December 1, 2020, point-of-sale module vendors that serve some independent restaurants who have their own standalone websites and the online interfaces of Enterprise restaurants that also offer takeout. Compared to other online platforms, Grubhub believes that it offers diners a wide range of choices, with over 300,000 restaurants currently on the Company’s platform, including low cost or no cost delivery, menu price parity with other online ordering options and, the Company believes, the most compelling rewards for diners in the industry. The Company also competes for diners with online competitors on the basis of convenience, control, value and customer care. For restaurants, Grubhub competes with other online platforms based on its ability to generate additional orders, manage challenges such as customization, change orders, menu updates and specials and the ability to help them improve their operational efficiency, with product innovations like Grubhub for Restaurants, POS integration, mobile application development, and customer relationship management programs including loyalty tools, as well as providing a seamless diner experience.

Management believes the Company competes favorably based on these factors and its singular focus on connecting restaurants and diners for takeout ordering.

Seasonality

The Company’s business is dependent on diner behavior patterns. In metropolitan markets, the Company generally experiences a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, the Company benefits from increased order volume in its campus markets when school is in session and experiences a decrease in order volume when school is not in session, during summer breaks and other vacation periods. However, COVID-19 temporarily, we believe, mitigated the impact of seasonality on the Company’s business in 2020, as the dynamics that typically drive seasonal increases in ordering, including more time at home and less in-restaurant dining, were persistent throughout the year. Diner activity can also be impacted by colder or more inclement weather, which typically increases order volume, and warmer or sunny weather, which typically decreases order volume. Seasonality may cause fluctuations in the Company’s financial results on a quarterly basis.

Intellectual Property

The Company protects its intellectual property through a combination of trademarks, trade dress, domain name registrations, copyrights, trade secrets and patents applications, as well as contractual provisions and restrictions on access to and use of proprietary information.

As of December 31, 2020, the Company owned 53 trademarks registered in the United States and 27 (including WIPO marks and additional UK trademarks due to Brexit) registered abroad, including: “Grubhub,” “Seamless,” “MenuPages,” “Tapingo,” and “LevelUp”. The Company has also filed nine other trademark applications that are currently pending in the United States. The Company may pursue additional trademark registrations to the extent management believes it will be beneficial and cost-effective.

As of December 31, 2020, the Company had 32 patents issued in the United States, one of which is scheduled to expire in 2025, one of which is scheduled to expired in 2027, one of which is scheduled to expire in 2030, three of which are scheduled to expire in 2031, six of which are scheduled to expire in 2032, six of which are scheduled to expire in 2033, seven of which are scheduled to expire in 2034, three of which are scheduled to expire in 2035, one of which is scheduled to expire in 2036, one of which is scheduled to expire in 2037, and two of which are scheduled to expire in 2038. The Company also had 13 patent applications pending in the United States as of December 31, 2020, which seek to cover proprietary inventions relevant to the Company’s products and services. The Company may pursue additional patent protection to the extent management believes it will be beneficial and cost effective.

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

Human Capital

As of February 19, 2021, the Company had approximately 2,841 full-time equivalent employees primarily located in the U.S. None of the Company’s employees is represented by a labor union with respect to his or her employment with Grubhub. The Company also engages hundreds of thousands of independent contractor delivery drivers who help the Company’s restaurant partners connect with diners.

Grubhub recognizes the importance of the growth, development and retention of its employees and fosters a values-driven community that works together to innovate, solve problems, take risks and grow. The Company believes that it offers competitive compensation and benefits packages as well as programs and policies that promote a strong, inclusive culture with numerous growth and development opportunities. For further information on our equity award plans, 401(k) plan and other employee benefit plans, see Note 12, Stock-Based Compensation, and Note 15, Retirement Plan, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company prioritizes personal and professional development by providing continuous learning opportunities, trainings, as well as coaching and mentorship programs. Because the Company serves millions of diners from different backgrounds and enables them to order from their favorite restaurants, the Company values the importance of a diverse and inclusive workplace and believes that diversity strengthens its success. The Company is committed to diverse representation at all levels in the organization, as well as training and developing leaders that embrace all backgrounds and points of view. The Company sponsors various employee-led resource groups that connect and support employees, raise awareness, and promote inclusion, equity, opportunity and community in the workplace while also helping drive Company initiatives. Additionally, the Company believes in the importance of serving the communities that support its business through volunteer opportunities, grants, non-profit partnerships, donations and donation matching.

Government Regulations

In response to COVID-19, several jurisdictions have implemented or are considering implementing fee caps and similar measures that limit the amount of commission the Company can charge during the pandemic. For a discussion of fee caps and their impact on the Company’s results of operations, see Item 1A, “Risk Factors – Risks Related to our Ability to Grow our Business – Health epidemics, including the COVID-19 pandemic, may have an adverse impact on our business” and Item 7, “Management’s Discussion and Analysis – Results of Operations – Operations Review”.

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

Risks Related to the Proposed Transaction with Just Eat Takeaway.com N.V.

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

Based on the number of shares of Company common stock outstanding as of June 10, 2020, former Company stockholders were expected to own JET ADSs representing approximately 30% of the combined company (on a fully diluted basis), and based on the number of shares of Company common stock outstanding as of February 19, 2021, former Company stockholders are expected to own JET ADSs representing approximately 29% of the combined company (on a fully diluted basis). Our stockholders currently have the right to vote for their directors and on other matters affecting the Company. Following the completion of the Transaction, the JET ADSs that each former Company stockholder will receive as merger consideration will represent a percentage ownership of JET that is smaller than such stockholder’s percentage ownership of the Company before the completion of the Transaction. As a result of this reduced ownership percentage, our former stockholders will have less influence over the management and policies of JET than they currently have over the management and policies of the Company.

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

Risks Related to our Ability to Grow our Business

Health epidemics, including the COVID-19 pandemic, may have an adverse impact on our business.

Our business could be materially and adversely affected by a widespread health pandemic, including the COVID-19 pandemic. Such events could also significantly and adversely impact our industry in the short and long term, potentially resulting in significant changes to our restaurant inventory, diner behavior or cost of providing delivery services, any or all of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, in response to COVID-19, several jurisdictions have implemented or are considering implementing fee caps and similar measures that limit the amount of commission we can charge during the pandemic. Emergency orders or legislation limiting the commission that we can charge our restaurant partners remain in place in certain markets, and additional restrictions may be put in place limiting the commission that we can charge our restaurant partners in the future. All of the current and contemplated fee caps are expected to end as the impact of the pandemic wanes, but we cannot reasonably estimate the duration of any such restrictions. While we are not aware of any currently contemplated, permanent or long-term regulations that limit the commission that we can charge our restaurant partners could have a material adverse effect on our business, results of operations, financial condition and/or prospects.

For a discussion of how COVID-19 has impacted the Company during the year ended December 31, 2020, please see Part II, Item 7, Management's Discussion and Analysis, of this Annual Report on Form 10-K.

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

We compete with both the traditional offline ordering process and online food ordering businesses. Adherence to this traditional ordering method, together with increasing pressure from existing and new companies that offer online ordering could harm our business and results of operations.

We compete with the traditional offline ordering process used by the vast majority of restaurants and diners involving the telephone and paper menus that restaurants distribute to diners, as well as advertising that restaurants place in local publications to attract diners. Changing traditional ordering habits is difficult and if restaurants and diners do not embrace the transition to online food ordering as we expect, our business and results of operations could be harmed.

In addition to the traditional takeout ordering process, we increasingly compete with other online food ordering businesses, Enterprise restaurants that have their own online ordering platforms and mobile applications, point of sale companies and restaurant delivery services. For example, we face competition from DoorDash, Inc., as well as the Uber Eats segment of Uber Technologies, Inc. and Postmates Inc., which was acquired by Uber Technologies, Inc. on December 1, 2020. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater market share in certain markets and larger existing user bases in certain markets and substantially greater financial, technical and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in restaurant and diner requirements that may render our products less attractive or obsolete. These competitors have and may continue to introduce new products with competitive price and performance characteristics and they may undertake more aggressive marketing campaigns than ours. We may also face competition from other large technology companies, retailers or supermarket chains, if and to the extent that such companies choose to enter our market and compete with us. Furthermore, independent restaurants could determine that it is more cost effective to develop their own platforms to permit online takeout orders rather than use our service.

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

We rely upon restaurants in our network, principally small and local independent businesses, and, to a lesser degree, our independent contractor driver network, to provide quality food to our diners on a timely basis. If these restaurants or our independent contractor driver network experience difficulty servicing diner demand, producing quality food, providing timely delivery and good service or meeting our other requirements or standards, our reputation and brand could be damaged. In addition, if restaurants in our network were to cease operations, temporarily or permanently, face financial distress or other business disruption, including as a result of the COVID-19 pandemic, or if our relationships with restaurants in our network deteriorate, we may not be able to provide diners with restaurant choices. This risk is more pronounced in markets where we have fewer restaurants. In addition, if we are unsuccessful in choosing or finding popular restaurants, if we fail to negotiate satisfactory pricing terms with them or if we ineffectively manage these relationships, it could harm our business and results of operations.

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

Risks Related to Laws and Regulations

Grubhub is expanding its independent contractor driver network. The status of the drivers as independent contractors, rather than employees, has been and will likely continue to be challenged. A reclassification of the drivers as employees could harm our business or results of operations.

We are involved or may become involved in legal proceedings and investigations that claim that members of the delivery network who we treat as independent contractors for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, there can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would mandate that we change our existing practices, including the classification of the drivers. As an example, on January 1, 2020, California Assembly Bill 5 (“AB5”) came into effect, which codified a test to determine whether a worker is an employee or independent contractor under California law. However, in November 2020, a California ballot initiative was passed to supersede AB5. Specifically, Proposition 22 (“Prop 22”) exempts app-based workers, including delivery drivers, from being classified as employees and provides for certain minimum compensation levels, as well as certain other requirements. Prop 22 is now in effect, and therefore our costs related to drivers have increased in California. This cost increase could lead us to charge higher diner fees and higher restaurant commissions, which in turn could lower order volume. Legislation in this area continues to evolve, and in the event we were required to reclassify members of our independent contractor driver network as employees, we could be exposed to various liabilities and additional costs. These liabilities and costs could have an adverse effect on our business and results of operations and/or make it cost prohibitive for us to deliver orders using our driver network, particularly in geographic areas where we do not have significant volume. These liabilities and additional costs could include exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.

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

In addition, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. For example, non-partnered restaurants featured on our Platform may not want to be included on the Platform. Although we remove restaurants from the Platform upon request, restaurants may bring legal claims against relating to their inclusion on the Platform. There is also a risk that state or local law is enacted to prevent online food delivery businesses like ours from including non-partnered restaurants on their platforms. For instance, the California Legislature passed legislation, California Assembly Bill 2149 (“AB 2149”), which became effective on January 1, 2021. AB 2149 prohibits, among other things, food delivery logistics platforms from facilitating deliveries from restaurants in California without the restaurants’ prior consent. Similar prohibitions have also been enacted or are being considered in other jurisdictions.

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

Risks Related to the Operation of our Business

If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of restaurants and diners to access our content, restaurants and diners may curtail or stop use of our platform.

Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, attempts to overload our servers with denial-of-service, credential stuffing attacks, misappropriation of data through website scraping or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Like most Internet companies, we have experienced various security threats and incidents, including, for example, malware identified on Company systems or machines, phishing and social engineering efforts directed at our employees, and non-compliance with internal security requirements and procedures that have impacted data stored on our systems. In addition, we have experienced incidents of fraud on our platform by unauthorized parties who log into Grubhub accounts. Although none of these threats and incidents resulted in regulatory inquiries, litigation, or a material impact on the reputation, business operations or financial performance of Grubhub, any future security incident could have a material adverse impact on our reputation, business operations, or financial performance. We have undertaken steps to enhance our data security program, which include adding additional protective security layers around the data, improving security protocols that govern access to systems, and further reducing security risks through risk assessments and regular testing. However, in the event of a prolonged service interruption or significant breach of our security measures, our restaurants and diners may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely. We may be unable to implement adequate preventative measures against or proactively address techniques used to obtain unauthorized access, disable or degrade service or sabotage systems because such techniques change frequently, often remain undetected until launched against a target and may originate from remote areas around the world that are less regulated. The impact of cyber security events experienced by third-parties with whom we do business (or upon whom we otherwise rely in connection with our day-to-day operations) could have a similar effect on us. Moreover, even cyber or similar attacks that do not directly affect us or third-parties with whom we do business may result in a loss of consumer confidence generally, which could make users less likely to use or continue to use our platform. Any or all of these issues could harm our ability to attract new restaurants and diners or deter current restaurants and diners from returning, reduce the frequency with which restaurants and diners use our platform, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business and results of operations.

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

We rely on third parties, including our payment processor, cloud providers and data center host, and if these or other third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business and results of operations could be harmed.

Our success will depend upon our relationships with third parties, including our payment processor, cloud providers and data center host. We rely on a third-party payment processor and encryption and authentication technology licensed from third parties that is designed to effect secure transmission of personal information provided by our diners. We also rely on a combination of a third-party data center host and cloud providers to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. If our payment processor, a cloud provider or data center host, or another third party, does not perform adequately, terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may have difficulty finding an alternate provider on similar terms and in an acceptable timeframe, our costs may increase and our business and results of operations could be harmed.

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

Our business, particularly in areas of significant concentration like New York, Chicago and San Francisco, is subject to damage or interruption from severe weather, earthquakes, fires, floods, tornadoes, hurricanes, power losses, telecommunications failures, terrorist attacks, acts of war and similar events. For example, severe weather in Chicago, the location of our corporate headquarters and most of our customer care staff, could inhibit the ability of our customer care staff to get to work, which could result in service problems and complaints from restaurants or diners. As we rely heavily on our servers, computer and communications systems, as well as those of our third-party providers and third-party data center, and the Internet to conduct our business and provide high quality customer service, disruptions could harm our ability to run our business, which could harm our results of operations and financial condition. These events could also negatively impact diner activity or the ability of restaurants to continue to operate.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business and results of operations. See also “Risks Related to the Proposed Transaction with Just Eat Takeaway.com N.V.”

Risks Related to Human Capital

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

Risks Related to Intellectual Property

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

Risks Related to Financial Performance or General Economic Conditions

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

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to attract new restaurants and diners and retain existing restaurants and diners in our network in a cost effective manner;
•	our ability to accurately forecast revenue and appropriately plan our expenses;
•	the effects of changes in search engine placement and prominence;
•	the effects of increased competition on our business;
•	our ability to successfully expand in existing markets and successfully enter new markets;
•	the impact of worldwide economic conditions, including the resulting effect on diner spending on takeout;
•	the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•	the impact of weather on our business;
•	our ability to protect our intellectual property;
•	our ability to maintain an adequate rate of growth and effectively manage that growth;
•	our ability to maintain and increase traffic to our platform;
•	our ability to keep pace with technology changes in the takeout industry;
•	the success of our sales and marketing efforts;

•	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;
•	changes in governmental or other regulation affecting our business;
•	interruptions in service and any related impact on our business, reputation or brand;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to choose and effectively manage third-party service providers;
•	changes in diner behavior with respect to takeout;
•	the effects of natural or man-made catastrophic events;
•	the impact of the COVID-19 pandemic;
•	the effectiveness of our internal controls;
•	the impact of payment processor costs and procedures;
•	changes in the online payment transfer rate; and
•	changes in our tax rates or exposure to additional tax liabilities.

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

As of February 19, 2021, our current executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 36% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of your investment. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The trading price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Since shares of our common stock were sold in our IPO in April 2014 at a price of $26.00 per share, the reported high and low sales prices of our common stock have ranged from $17.77 to $149.35 through February 19, 2021. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the trading price of our common stock include the following:

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

General Risks

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

We are responsible for implementing and maintaining adequate internal control over financial reporting and are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. While we have determined that our internal control over financial reporting was effective as of December 31, 2020, as indicated in our Management’s Report and Attestation Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we must continue to monitor and assess our internal control over financial reporting. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock. In addition, if we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NYSE or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our stock.

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

The Company’s principal executive offices are located at 111 W. Washington, Suite 2100, Chicago, Illinois 60602. As of December 31, 2020, the Company leased approximately 164,072 square feet of office space that houses the principal operations in Chicago, Illinois, as well as approximately 81,219 and 74,888 square feet of space at its primary offices in New York, New York, and Boston, Massachusetts, respectively. The Company leases additional office space in various locations throughout the U.S. as well as in Israel as a result of acquisitions and organic growth. The Company believes these facilities are in good condition and sufficient for its current needs but may need to seek additional or expanded facilities if the business continues to grow.

Item 3.	Legal Proceedings

For a description of the Company’s material pending legal proceedings, please see Note 10, Commitments and Contingencies - Legal, to the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Grubhub Inc.’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

The Company’s common stock began trading on the NYSE under the symbol “GRUB” on April 4, 2014. Before then, there was no public market for the Company’s common stock.

Holders

As of the close of business on February 19, 2021, there were approximately 22 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

There were no distributions to common and preferred stockholders during the years ended December 31, 2020, 2019 and 2018 and the Company currently intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company’s board of directors, subject to applicable laws, and will depend on a number of factors, including the Company’s financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the board of directors may deem relevant.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months and year ended December 31, 2020.

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

During the year ended December 31, 2020, the Company did not repurchase any of its common stock pursuant to the Repurchase Program and does not expect to repurchase any shares of its common stock in connection with the Repurchase Program prior to the consummation of the Transaction or earlier termination of the Merger Agreement.

See Part II, Item 8, Note 14, Stockholders' Equity, for additional details of common stock repurchased since inception of the program.

Company Stock Performance Graph

The following graph shows a comparison of cumulative total return for the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index over the period from January 1, 2016 to December 31, 2020. The graph assumes that $100 was invested at market close on December 31, 2015 in each of the Company’s common stock, the NYSE Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The cumulative total returns for the NYSE Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Grubhub Inc. under the Securities Act, or the Exchange Act.

Item 6.	Selected Financial Data

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to enhance the reader’s understanding of the Company’s financial condition, changes in its financial condition and results of operations from the perspective of management and should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations for Grubhub Inc. for the periods presented and the results of acquired businesses from the relevant acquisition dates. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences, such as the impact of the COVID-19 pandemic (“COVID-19”), include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors”. This overview summarizes the MD&A, which includes the following sections:

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

•	Operations Review – an analysis of our consolidated results of operations for the year ended December 31, 2020 as compared to the prior year and non-GAAP financial measures.

•

Liquidity and Capital Resources – an analysis of cash flows, contractual obligations and commitments, changes in interest rates and fluctuations in foreign currency and an overview of financial position.

Significant Accounting Policies and Critical Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates, judgments and assumptions take into account historical and forward-looking factors that the Company believes are reasonable including, but not limited to, the potential impact arising from the COVID-19 pandemic and measures implemented to prevent its spread. Our actual results could differ from these estimates. We believe our most critical accounting policies and estimates relate to the following:

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

Operations Review

Executive Overview

In 2020, we continued our strong growth trajectory, generating 39% revenue growth and continued growth across all key business metrics as compared to 2019. At the same time, we provided significant support to our restaurant partners in response to the COVID-19 pandemic in the form of reduced commissions and fees and marketing and promotional support. Additionally, we made meaningful progress on our restaurant network and diner loyalty initiatives in 2020, including launching our GH+ subscription program and expanding our network to more than 265,000 partnered restaurants.

Compared to 2019, our revenues increased by $507.8 million, or 39%, to $1.8 billion for the year ended December 31, 2020. The increase was primarily related to a 26% increase in Daily Average Grubs and a 16% higher average order size. Daily Average Grubs increased to 622,700 during the year ended December 31, 2020 from 492,300 during 2019 driven by improved diner retention and frequency as well as significant growth in Active Diners, which increased from 22.6 million to 31.4 million at the end of each year. The growth in Active Diners and Daily Average Grubs was primarily as a result of increased product and brand awareness by diners largely driven by accelerated adoption of online food ordering as a result of COVID-19, marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. The higher average order size was primarily driven by changing diner behavior as a result of COVID-19 including family or group orders. The increase in revenues was partially offset by a 120 basis point decrease in our average revenue capture rate of Gross Food Sales. The decrease in our average revenue capture rate was primarily driven by restaurant support programs including temporary COVID-19 related fee caps, funding coupons and lower restaurant and diner facing fees, which reduced revenue.

Our net loss increased by $137.3 million to $155.9 million or $1.69 per diluted share during the year ended December 31, 2020 compared to 2019. The increase was primarily driven by significant restaurant support and driver safety spending in response to COVID-19 including reduced commissions and fees, marketing and promotional support and bonuses and personal protective equipment for our drivers. Additionally, compensation expense, payment processing costs and certain other expenses increased as a result of organic growth in the business and order volume. The Company also incurred additional legal settlement costs and merger and restructuring expenses in 2020.

Just Eat Takeaway.com Transaction

On June 10, 2020, the Company entered into a definitive agreement with Just Eat Takeaway.com N.V. (“JET”) whereby JET is to acquire 100% of the Company’s shares in an all-stock transaction (the “Transaction”). JET, headquartered in Amsterdam, is a leading global online food delivery marketplace. The Transaction represents JET’s entry into online food delivery in the United States. Under the terms of the Transaction, Grubhub shareholders will be entitled to receive American depositary shares representing 0.6710 Just Eat Takeaway.com ordinary shares in exchange for each share of Grubhub common stock, representing implied value of $75.15 for each Grubhub share based on JET’s then-current stock price at the time the Transaction was announced and implying total equity consideration (on a fully diluted basis) of approximately $7.3 billion. The Transaction is expected to be completed in the first half of 2021 and is subject to certain conditions including Grubhub shareholder approval and certain customary closing conditions. The Transaction has received all required regulatory clearances and JET shareholders have approved the Transaction. For additional information, see Part II, Item 8, Note 3, Merger Agreement.

Impact of COVID-19

Over the past year, the Company has been monitoring the impact of the COVID-19 pandemic on our business, our industry and the broader economy. The pandemic has had a significant, adverse impact on our restaurant partners, largely due to restrictions on in-restaurant dining, which have contributed to changes in diner behavior.

While the Company initially experienced somewhat reduced order volume at the onset of the pandemic during the first quarter of 2020, the Company saw significantly improved trends in subsequent quarters as new diners and new restaurants joined the Platform and existing diners increased ordering as a substitute for in-restaurant dining. These factors contributed to significant increases in Active Diners, Daily Average Grubs and Gross Food Sales on a year-over-year basis.

However, the sustainability of our restaurant, driver and diner network remains paramount. Therefore, since the onset of the pandemic, the Company has sought out ways to support its restaurants and drivers, including through investments in programs designed to drive more business to our restaurant partners such as promotions, reduced diner fees and product improvements. We also supported our drivers by investing in personal protection kits and higher pay and bonuses. The Company may continue to invest in such programs while the COVID-19 pandemic persists. In addition, governments in certain of the markets where the Company operates introduced temporary emergency orders or legislation limiting the commission that the Company can charge its restaurant partners during the pandemic in order to aid the restaurant sector. We believe that the Company will emerge from these events well positioned for long-term growth and profitability, however, the Company cannot reasonably estimate the duration or severity of the economic impact to diners and restaurants of the restrictions on daily life to curb the spread of COVID-19, or the ultimate impact on the Company’s operations and liquidity. The Company will continue to actively monitor the situation and may take further actions as may be required by federal, state or local or authorities, or that we determine are in the best interests of our network of restaurants, drivers, diners and employees. For further discussion, see Part I, Item 1A, Risk Factors, as well as management’s discussion under “Key Business Metrics,” “Results of Operations,” and “Liquidity and Capital Resources” below.

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

Our key business metrics are as follows for the periods presented:

	Year Ended December 31,			% Change
	2020	2019	2018	2019 to 2020	2018 to 2019
Active Diners	31,417,000	22,621,000	17,688,000	39%	28%
Daily Average Grubs	622,700	492,300	435,900	26%	13%
Gross Food Sales (in millions)	$8,668.9	$5,913.6	$5,056.8	47%	17%

We experienced growth across all of our key business metrics, Active Diners, Daily Average Grubs and Gross Food Sales, during the periods presented.

2020 compared to 2019

The Company experienced growth across all of its key business metrics during the year ended December 31, 2020 as compared to the prior year. This growth was primarily as a result of increased product and brand awareness by diners largely driven by accelerated adoption of online food ordering due to COVID-19, marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. COVID-19 impacted all of our key business metrics as a result of changing diner behaviors. Gross Food Sales increased disproportionately to Daily Average Grubs due to higher average order size, which was primarily a result of changing diner behavior as a result of COVID-19. Additionally, the Company’s investment in programs to support restaurants during the COVID-19 pandemic including funding coupons, lower diner facing fees and increased advertising during the year ended December 31, 2020 drove incremental Daily Average Grubs and Gross Food Sales.

For discussion related to 2019 key business metrics compared to 2018, refer to the section titled “Operations Review” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

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

We also generate revenue from fees paid by diners for GH+, our subscription product. GH+ subscribers receive unlimited deliveries with $0 delivery fee on qualifying orders from GH+ restaurants.

We derive some revenues from mobile application development professional services and access to the respective order ahead platforms and related tools and services.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenues:

	Year Ended December 31,
	2020		2019		2018
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Revenues	$1,819,982	100%	$1,312,151	100%	$1,007,257	100%
Costs and expenses:
Operations and support	1,169,126	64%	675,471	51%	454,321	45%
Sales and marketing	402,503	22%	310,299	24%	214,290	21%
Technology (exclusive of amortization)	122,949	7%	115,297	9%	82,278	8%
General and administrative	132,553	7%	101,918	8%	85,465	8%
Depreciation and amortization	141,821	8%	115,449	9%	85,940	9%
Total costs and expenses(a)	1,968,952	108%	1,318,434	100%	922,294	92%
Income (loss) from operations	(148,970)	nm	(6,283)	nm	84,963	8%
Interest expense - net	27,988	2%	20,493	2%	3,530	0%
Income (loss) before provision for income taxes	(176,958)	nm	(26,776)	nm	81,433	8%
Income tax (benefit) expense	(21,097)	nm	(8,210)	nm	2,952	0%
Net income (loss) attributable to common stockholders	$(155,861)	nm	$(18,566)	nm	$78,481	8%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$109,311	6%	$186,150	14%	$233,742	23%
(a)	Totals of percentage of revenues may not foot due to rounding
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net earnings, see “Non-GAAP Financial Measure—Adjusted EBITDA” below.

The following is a discussion of our results of operations for the year ended December 31, 2020 compared to 2019. For a discussion related to results of operations for the year ended December 31, 2019 compared to 2018, refer to the section titled “Results of Operations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Revenues

	Year Ended December 31,			% Change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(in thousands)
Revenues	$1,819,982	$1,312,151	$1,007,257	39%	30%

2020 compared to 2019

Revenues increased by $507.8 million, or 39%, for the year ended December 31, 2020 compared to 2019. The increase was primarily related to a 26% increase in Daily Average Grubs and a 16% higher average order size. Daily Average Grubs increased to 622,700 during the year ended December 31, 2020 from 492,300 during 2019 driven by improved diner retention and frequency as well as significant growth in Active Diners, which increased from 22.6 million to 31.4 million at the end of each year. The growth in Active Diners and Daily Average Grubs was primarily as a result of increased product and brand awareness by diners largely driven by accelerated adoption of online food ordering due to COVID-19, marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. The higher average order size was primarily driven by changing diner behavior as a result of COVID-19, including family or group orders. The increase in revenues was partially offset by a 120 basis point decrease in our average revenue capture rate of Gross Food Sales. The decrease in our average revenue capture rate was primarily driven by restaurant support programs, including temporary COVID-19 related fee caps, funding coupons and lower restaurant and diner facing fees which reduced revenue.

Operations and Support

	Year Ended December 31,			% Change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(in thousands, except percentages)
Operations and support	$1,169,126	$675,471	$454,321	73%	49%
Percentage of revenues	64%	51%	45%

2020 compared to 2019

Operations and support expense increased by $493.7 million, or 73%, for the year ended December 31, 2020 compared to 2019. This increase was primarily attributable to an 110% increase in expenses related to delivering orders as well as expenses incurred to support the 47% growth in Gross Food Sales including payment processing costs, customer care and operations personnel costs and other Platform infrastructure expenses. Delivery expenses increased disproportionally with revenue growth during the year ended December 31, 2020 compared to the prior year due the increase in Grubhub-delivered orders in proportion to total orders as well as incremental expenses for personal protection equipment kits, higher pay and bonuses for drivers in response to COVID-19.

Sales and Marketing

	Year Ended December 31,			% Change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(in thousands, except percentages)
Sales and marketing	$402,503	$310,299	$214,290	30%	45%
Percentage of revenues	22%	24%	21%

2020 compared to 2019

Sales and marketing expense increased by $92.2 million, or 30%, for the year ended December 31, 2020 compared to 2019. The increase was primarily attributable to an increase of $70.2 million in our advertising campaigns across various media channels including incremental spend to support restaurants in response to COVID-19, as well as an increase in salaries, commissions and stock-based compensation expense due to a 26% growth in our sales and marketing teams and the expansion of our restaurant network. Sales and marketing expense as a percentage of revenue decreased from 24% during the year ended December 31, 2019 to 22% during the same period in 2020.

Technology (exclusive of amortization)

	Year Ended December 31,			% Change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(in thousands, except percentages)
Technology (exclusive of amortization)	$122,949	$115,297	$82,278	7%	40%
Percentage of revenues	7%	9%	8%

2020 compared to 2019

Technology expense increased by $7.7 million, or 7%, for the year ended December 31, 2020 compared to 2019. The increase was primarily attributable to the 8% growth in our technology team to support the growth and development of our platform. Technology team expenses, including related salaries, stock-based compensation expense, and payroll taxes, increased as a result of organic growth.

General and Administrative

	Year Ended December 31,			% Change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(in thousands, except percentages)
General and administrative	$132,553	$101,918	$85,465	30%	19%
Percentage of revenues	7%	8%	8%

2020 compared to 2019

General and administrative expense increased by $30.6 million, or 30%, for the year ended December 31, 2020 compared to 2019. The increase was primarily attributable to a $12.5 million legal settlement accrual recorded during the year ended December 31, 2020 (see Part II, Item 8, Note 10, Commitments and Contingencies, for additional details), as well as a $9.4 million increase in merger and acquisition expenses primarily related to the Transaction, a $6.9 million increase in restructuring costs primarily related to the closure of certain offices and certain miscellaneous expenses to support the growth of the business.

Depreciation and Amortization

	Year Ended December 31,			% Change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(in thousands, except percentages)
Depreciation and amortization	$141,821	$115,449	$85,940	23%	34%
Percentage of revenues	8%	9%	9%

2020 compared to 2019

Depreciation and amortization expense increased by $26.4 million, or 23%, for the year ended December 31, 2020 compared to 2019. The increase was primarily attributable to the increase in capital spending on internally developed software, restaurant facing technology and digital assets to support the growth of the business, partially offset by certain acquired intangible assets becoming fully amortized.

Interest Expense - net

	Year Ended December 31,			% Change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(in thousands, except percentages)
Interest expense–net	$27,988	$20,493	$3,530	37%	nm
Percentage of revenues	2%	2%	0%

2020 compared to 2019

Net interest expense increased by $7.5 million for the year ended December 31, 2020 compared to 2019. The increase was primarily attributable to the increase in the average outstanding borrowings of long-term debt during 2020, primarily as a result of the issuance of $500.0 million of the Company’s 5.500% Senior Notes in June 2019 and $175.0 million in outstanding revolving loans drawn on the credit facility in March 2020 and repaid in May 2020. Additionally, interest income decreased in the current year as a result of lower interest rates in 2020. The increase was partially offset by the aggregate write-off of $1.9 million of unamortized debt issuance costs during the year ended December 31, 2019 as a result of the extinguishment of the Company’s term loan portion of the credit facility in June 2019 and amendment of its existing credit agreement in February 2019.

Income Tax (Benefit) Expense

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except percentages)
Income tax (benefit) expense	$(21,097)	$(8,210)	$2,952
Effective income tax rate	12%	31%	4%

2020 compared to 2019

Income tax benefit increased by $12.9 million to a benefit of $21.1 million for the year ended December 31, 2020 compared to 2019. The increase in income tax benefit was primarily due to the increase in loss before provision for income taxes due to the factors described above, a $9.7 million benefit related to net operating losses that can now be carried back as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 and a $5.6 million benefit related to foreign tax restructuring. The current year benefit was partially offset by a $46.0 million increase in our valuation allowance recognized during the year ended December 31, 2020. See Part II, Item 8, Note 13, Income Taxes, for additional details. The Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of discrete excess tax benefits (deficiencies) from stock-based compensation.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net income (loss) for each of the periods presented below:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$(155,861)	$(18,566)	$78,481
Income taxes	(21,097)	(8,210)	2,952
Interest expense, net	27,988	20,493	3,530
Depreciation and amortization	141,821	115,449	85,940
EBITDA	(7,149)	109,166	170,903
Merger, acquisition, restructuring and certain legal costs(a)	31,975	4,105	7,578
Stock-based compensation(b)	84,485	72,879	55,261
Adjusted EBITDA	$109,311	$186,150	$233,742

(a)

Merger, acquisition and restructuring costs include transaction and integration-related costs associated with acquisition and restructuring initiatives. The Company recorded a $12.5 million in legal settlement costs during the year ended December 31, 2020 (see Part II, Item 8, Note 10, Commitments and Contingencies, to the Company’s consolidated financial statements in this Annual Report on Form 10-K for additional details). Legal costs included above are not expected to be recurring.

(b)

Stock-based compensation for the years ended December 31, 2020, 2019 and 2018 included $2.1 million, $1.6 million and $4.8 million, respectively, of expense related to the accelerated vesting of equity awards to certain terminated acquired employees.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $360.2 million consisting of cash, money market funds, commercial paper and U.S. and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $53.1 million consisting of commercial paper and other short-term corporate debt securities with original maturities greater than three months, but less than one year. We generate a significant amount of cash flows from operations and have additional availability under the credit facility.

As of December 31, 2020, cash and cash equivalents of $360.2 million included $9.8 million held in the accounts of our U.K. subsidiary, Seamless Europe, Ltd. We plan to repatriate the cash from our U.K. subsidiary to the U.S. in the future and we estimate no additional tax liability as there are no applicable withholding taxes for the repatriation of unremitted earnings of our U.K. subsidiary (see Part II, Item 8, Note 13, Income Taxes, for additional details).

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

Seasonal fluctuations in our business may also affect the timing of cash flows. In metropolitan markets, we generally experience a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, we benefit from increased order volume in our campus markets when school is in session and experience a decrease in order volume when school is not in session, during summer breaks and other vacation periods. However, COVID-19 temporarily, we believe, mitigated the impact of seasonality on our business in 2020, as the dynamics that typically drive seasonal increases in ordering, including more time at home and less in-restaurant dining, were persistent throughout the year. Diner activity can also be impacted by colder or more inclement weather, which typically increases order volume, and warmer or sunny weather, which typically decreases order volume. These changes in diner activity and order volume have a direct impact on operating cash flows. While we expect this seasonal cash flow pattern to continue, changes in our business model could affect the timing or seasonal nature of our cash flows.

On June 10, 2019, our wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”). Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The first interest payment of $15.4 million was made in December 2019. During the year ended December 31, 2020, the Company paid $27.5 million in interest on its Senior Notes. Future interest payments due on the Senior

Notes through July 2027 total $178.8 million, including $13.8 million due within twelve months. See Part II, Item 8, Note 11, Debt, for additional details.

On February 6, 2019, we entered into an amended and restated agreement (the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million. In addition to the revolving loans available under the Credit Agreement, we may also incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available until February 5, 2024. On May 8, 2020, we entered into Amendment No. 1 to our Credit Agreement (the “Amendment”). See Part II, Item 8, Note 11, Debt, for additional details including a summary of the Amendment.

As of December 31, 2020, outstanding debt consisted of $500.0 million in Senior Notes. In March 2020, the Company borrowed $175.0 million of revolving loans under the Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. The Company subsequently repaid the borrowings of $175.0 million in revolving loans on May 5, 2020. Following the revolving loan repayment, the undrawn portion of the revolving loan under the Credit Agreement of $225.0 million less $6.0 million of outstanding letters of credit issued under the Credit Agreement provided for additional capacity of $219.0 million available to us under the Credit Agreement as of December 31, 2020 that may be used for general corporate purposes.

The agreements governing our senior debt contain customary covenants that, among other things, may restrict our ability and the ability of certain of our subsidiaries to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. In addition, our Credit Agreement requires us to satisfy certain financial covenants. These covenants are subject to a number of important exceptions and qualifications and also include customary events of default. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under our debt facilities becoming immediately due and payable. We were in compliance with the financial covenants of our debt facilities as of December 31, 2020. We expect to remain in compliance for the foreseeable future.

On January 22, 2016, our Board of Directors approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of our common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. Repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate us to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion, however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we may not repurchase our common stock. Repurchased and retired shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share at the time of the transaction. We did not repurchase any of our common stock during the years ended December 31, 2020, 2019 and 2018 pursuant to the Repurchase Program, and do not expect to repurchase any of our common stock prior to the consummation of the Transaction or earlier termination of the Merger Agreement. Since inception of the program, we repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

We have offices located in Chicago, Illinois, New York, New York and Boston, Massachusetts, as well as smaller offices throughout the U.S. and in Israel as a result of both recent acquisitions and organic growth, with various lease terms through May 2030. The office lease for our headquarters in Chicago, Illinois expires in March 2028. The terms of the lease agreements provide for rental payments that increase on an annual basis. We recognize rent expense on a straight-line basis over the lease period. We do not have any material finance lease obligations as of December 31, 2020 and all of our material property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties. The contractual commitments of our operating leases are associated with agreements that are enforceable and legally binding. As of December 31, 2020, the total cash payments due under our operating lease obligations over a weighted average remaining lease term of 8.1 years was $148.6 million, which does not include obligations under contracts that we can cancel without a significant penalty or our option to exercise early termination rights or the payment of related early termination fees. Minimum lease payments of $19.8 million are due within twelve months. See Part II, Item 8, Note 10, Commitments and Contingencies, for additional details.

We also accrued management bonuses as of December 31, 2020, included in accrued payroll on the consolidated balance sheets, which were paid in the first quarter of 2021.

The following table sets forth certain cash flow information for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$134,994	$182,622	$225,527
Net cash used in investing activities	(124,747)	(148,417)	(594,004)
Net cash provided by (used in) financing activities	(27,271)	129,267	346,685

The following information discusses our cash flows for the years ended December 31, 2020 and 2019. For discussion related to the year ended December 31, 2018, refer to the section titled “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Cash Flows Provided by Operating Activities

For the year ended December 31, 2020, net cash provided by operating activities was $135.0 million compared to $182.6 million in 2019. The decrease in cash flows from operations was driven by a $101.1 million decrease in net income excluding non-cash expenses, partially offset by changes in operating assets and liabilities. During the years ended December 31, 2020 and 2019, significant changes in our operating assets and liabilities resulted from the following:

•

an increase in accrued expenses of $91.6 million during the year ended December 31, 2020, primarily related to increases in diner gift card liabilities, accrued advertising costs and taxes payable compared to an increase of $25.2 million during the year ended December 31, 2019;

•

an increase in income tax receivable of $18.5 million during the year ended December 31, 2020 primarily due to an increase in net operating losses, including a $9.7 million net operating loss carryback benefit resulting from the CARES Act enacted in March 2020, compared to a decrease of $6.0 million during the year ended December 31, 2019;

•

a decrease in accounts receivable of $6.9 million during the year ended December 31, 2020 compared to an increase of $11.6 million for the year ended December 31, 2019 primarily due to the timing of the receipt of processor payments to the Company at year-end and a decrease in corporate receivables as a result of the impact of COVID-19 on corporate ordering; and

•

an increase in prepaid expenses and other assets of $22.6 million during the year ended December 31, 2020 primarily due to an increase in deferred sales commissions and prepaid advertising and software services compared to an increase of $13.9 million during the year ended December 31, 2019.

For the year ended December 31, 2019, net cash provided by operating activities was $182.6 million, driven primarily by net income adjusted for non-cash expenses of $170.6 million as well as changes in operating assets and liabilities. Increases in operating cash flows from changes in operating assets and liabilities primarily resulted from an increase in accrued expenses of $25.2 million primarily related to increases in diner gift card liabilities and accrued sales tax, advertising and other operating costs and a decrease in income tax receivable of $6.0 million due to refunds received during the year ended December 31, 2019. These were partially offset by decreases in operating cash flows from changes in operating assets and liabilities primarily resulting from a $13.9 million increase in prepaid expenses and other assets primarily due to an increase in deferred sales commissions and an $11.6 million increase in accounts receivable due to the timing of the receipt of processor payments at year-end.

Cash Flows Used in Investing Activities

Our primary investing activities during the periods presented consisted primarily of the purchase of property and equipment and the development of the Grubhub platform to support the growth of the business, purchases of and proceeds from maturities of short-term investments and acquisitions of businesses and other intangible assets.

For the year ended December 31, 2020, net cash used in investing activities was $124.7 million compared to $148.4 million in 2019. The decrease in net cash used in investing activities was primarily due to the $31.1 million increase in proceeds from the maturity of investments, net of purchases, as well as a $9.5 million decrease in acquisitions of other intangible assets. This change was partially offset by an $8.7 million increase in the development of the Grubhub platform and an increase in the purchases of property and equipment of $7.8 million.

For the year ended December 31, 2019, net cash used in investing activities was $148.4 million compared to $594.0 million in 2018. The decrease in net cash used in investing activities was primarily due to the acquisitions of LevelUp and Tapingo of $518.0 million during the year ended December 31, 2018. The decrease was partially offset by an increase in purchases of investments of $28.8 million, an increase in the development of the Grubhub platform of $17.3 million, a decrease in proceeds from the maturity of investments of $15.8 million, and an increase in the purchases of property and equipment of $12.1 million in 2019.

Cash Flows Provided by (Used in) Financing Activities

Our financing activities during the periods presented consisted primarily of the issuance of long-term debt, repayments of borrowings under the Credit Agreement, taxes paid related to the net settlement of stock-based compensation awards and, the issuance of common stock.

For the year ended December 31, 2020, net cash used in financing activities was $27.3 million compared to net cash provided by financing activities of $129.3 million for the year ended December 31, 2019. The decrease in net cash provided by financing activities was primarily related to a decrease in the issuance of long-term debt, net of payments, of $157.7 million and an increase in taxes paid related to the net settlement of stock-based compensation awards of $10.9 million, partially offset by a $9.0 million decrease in payments for debt issuance costs.

For the year ended December 31, 2019, net cash provided by financing activities was $129.3 million compared to $346.7 million for the year ended December 31, 2018. The decrease in net cash provided by financing activities was primarily related to the issuance of common stock of $200.0 million in 2018, an increase in repayments of long-term debt, net of proceeds, of $10.4 million, a decrease in proceeds from exercises of stock options of $9.7 million and debt issuance costs of $9.1 million in 2019, partially offset by a decrease in taxes paid related to the net settlement of stock-based compensation awards of $11.8 million as compared to 2018.

Acquisitions of Businesses and Other Intangible Assets

There were no acquisitions of businesses during the years ended December 31, 2020 and 2019.

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

On November 7, 2018, we acquired Tapingo and on September 13, 2018, we acquired LevelUp. We paid an aggregate of $518.5 million in cash to acquire LevelUp and Tapingo, net of cash acquired of $7.5 million and non-cash consideration of $3.0 million. See Part II, Item 8, Note 5, Acquisitions, for additional details.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations as follows:

Interest Rate Risk

We had outstanding borrowings of $500.0 million under our 5.500% Senior Notes and did not have any outstanding borrowings under the Credit Agreement as of December 31, 2020. We are exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement and price risk on our fixed-rate Senior Notes described above. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. We generally have no obligation to prepay the Senior Notes before maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt unless the Company becomes required or elects to refinance or repurchase such debt. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate, plus a margin, which in the case of LIBOR loans is between 1.125% and 1.750% and in the case of alternate base rate loans is between 0.125% and 0.750%, and in each case, is based upon our consolidated total net leverage ratio (as defined in the Credit Agreement). The Amendment to the Credit Agreement established a minimum LIBOR rate and alternate base rate of 0.75% and 1.75%, respectively (see Note 11, Debt, to Part II, Item 8 of this Annual Report on Form 10-K for additional details). We do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. We assess market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income and cash flows. As our investment portfolio is short-term in nature, management does not believe an immediate 100 basis point increase in interest rates would have a material effect on the fair value of our portfolio, and therefore management does not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that we would need to sell our investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the consolidated statements of operations. See Part II, Item 8, Note 6, Marketable Securities, in this Annual Report on Form 10-K, for additional details.

Risks Related to Market Conditions

We perform our annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of December 31, 2020, we had $1,008.0 million in goodwill on the consolidated balance sheets.

Based on our annual and interim assessments, management concluded that as of December 31, 2020, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. For further details of our interim and annual assessments, see the discussion above in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K concerning goodwill. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill. For example, as a result of the proposed Transaction, a component of the Company’s implied enterprise value contemplates the share price of JET as attributed to the Company. If JET’s share price were to decline, the overall consideration associated with the Transaction could be reduced which could result in a future goodwill impairment triggering event. Additionally, COVID-19 has impacted our restaurant partners and has affected the Company’s business as described in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, above.

OTHER INFORMATION

Contingencies

For a discussion of certain litigation involving our Company, see Part II, Item 8, Note 10, Commitments and Contingencies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements in this Annual Report on Form 10-K for a description of the accounting standard adopted during the year ended December 31, 2020.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations. We discuss risk management in various places throughout this document, including discussions in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K concerning Quantitative and Qualitative Disclosures about Market Risk.

Item 8:	Financial Statements and Supplementary Data

GRUBHUB INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$1,819,982	$1,312,151	$1,007,257
Costs and expenses:
Operations and support	1,169,126	675,471	454,321
Sales and marketing	402,503	310,299	214,290
Technology (exclusive of amortization)	122,949	115,297	82,278
General and administrative	132,553	101,918	85,465
Depreciation and amortization	141,821	115,449	85,940
Total costs and expenses	1,968,952	1,318,434	922,294
Income (loss) from operations	(148,970)	(6,283)	84,963
Interest expense, net	27,988	20,493	3,530
Income (loss) before provision for income taxes	(176,958)	(26,776)	81,433
Income tax (benefit) expense	(21,097)	(8,210)	2,952
Net income (loss) attributable to common stockholders	$(155,861)	$(18,566)	$78,481
Net income (loss) per share attributable to common stockholders
Basic	$(1.69)	$(0.20)	$0.88
Diluted	$(1.69)	$(0.20)	$0.85
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	92,328	91,247	89,447
Diluted	92,328	91,247	92,354

GRUBHUB INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(155,861)	$(18,566)	$78,481
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	353	263	(663)
COMPREHENSIVE INCOME (LOSS)	$(155,508)	$(18,303)	$77,818

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$360,232	$375,909
Short-term investments	53,126	49,275
Accounts receivable, less allowances for doubtful accounts	111,802	119,658
Income tax receivable	22,472	3,960
Prepaid expenses and other current assets	24,765	17,515
Total current assets	572,397	566,317
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	216,146	172,744
OTHER ASSETS:
Other assets	49,201	26,836
Deferred tax assets, non-current	142	—
Operating lease right-of-use asset	88,227	100,632
Goodwill	1,007,968	1,007,968
Acquired intangible assets, net of amortization	454,838	500,481
Total other assets	1,600,376	1,635,917
TOTAL ASSETS	$2,388,919	$2,374,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$141,802	$131,753
Accounts payable	19,859	26,748
Accrued payroll	27,346	19,982
Current operating lease liability	17,897	9,376
Other accruals	149,278	61,504
Total current liabilities	356,182	249,363
LONG-TERM LIABILITIES:
Deferred taxes, non-current	17,777	27,163
Noncurrent operating lease liability	103,416	111,056
Long-term debt	494,103	493,009
Other accruals	644	817
Total long-term liabilities	615,940	632,045
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of December 31, 2020 and December 31, 2019; issued and outstanding: no shares as of December 31, 2020 and December 31, 2019.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at December 31, 2020 and December 31, 2019; issued and outstanding: 93,046,676 and 91,576,060 shares as of December 31, 2020 and December 31, 2019, respectively	9	9
Accumulated other comprehensive loss	(1,275)	(1,628)
Additional paid-in capital	1,243,135	1,164,400
Retained earnings	174,928	330,789
Total stockholders’ equity	$1,416,797	$1,493,570
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,388,919	$2,374,978

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(155,861)	$(18,566)	$78,481
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	42,446	30,237	21,647
Amortization of intangible assets and developed software	99,375	85,212	64,293
Stock-based compensation	84,485	72,879	55,261
Deferred taxes	(9,528)	(7,726)	1,724
Other	8,529	8,531	5,552
Change in assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	6,924	(11,591)	(6,092)
Income taxes receivable	(18,512)	5,989	(1,356)
Prepaid expenses and other assets	(22,569)	(13,854)	(16,270)
Restaurant food liability	10,106	4,380	2,921
Accounts payable	(2,014)	1,978	11,160
Accrued payroll	7,362	1,804	3,621
Other accruals	84,251	23,349	4,585
Net cash provided by operating activities	134,994	182,622	225,527
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(112,313)	(85,989)	(57,197)
Proceeds from maturity of investments	108,779	51,366	67,166
Capitalized website and development costs	(57,179)	(48,524)	(31,180)
Purchases of property and equipment	(62,999)	(55,167)	(43,033)
Acquisition of other intangible assets	(510)	(9,980)	(11,851)
Acquisitions of businesses, net of cash acquired	—	127	(517,909)
Other cash flows from investing activities	(525)	(250)	—
Net cash used in investing activities	(124,747)	(148,417)	(594,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	175,000	500,000	222,000
Repayments of borrowings under the credit facility	(175,000)	(342,313)	(53,906)
Taxes paid related to net settlement of stock-based compensation awards	(34,621)	(23,753)	(35,599)
Proceeds from exercise of stock options	9,588	4,469	14,190
Payments for debt issuance costs	(89)	(9,136)	—
Proceeds from the issuance of common stock	—	—	200,000
Other cash flows from financing activities	(2,149)	—	—
Net cash provided by (used in) financing activities	(27,271)	129,267	346,685
Net change in cash, cash equivalents, and restricted cash	(17,024)	163,472	(21,792)
Effect of exchange rates on cash, cash equivalents and restricted cash	327	320	(645)
Cash, cash equivalents, and restricted cash at beginning of year	379,594	215,802	238,239
Cash, cash equivalents, and restricted cash at end of year	$362,897	$379,594	$215,802
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$216	$1,163	$7,895
Capitalized property, equipment and website and development costs in accounts payable at year end	931	5,627	7,463
Net working capital adjustment receivable	—	—	127
Fair value of equity awards assumed on acquisition	—	—	2,966
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$360,232	$375,909	$211,245
Restricted cash included in prepaid expenses and other current assets	—	501	1,398
Restricted cash included in other assets	2,665	3,184	3,159
Total cash, cash equivalents, and restricted cash	$362,897	$379,594	$215,802

(See Notes to Consolidated Financial Statements)

GRUBHUB INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common stock			Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	APIC	Income (Loss)	Earnings	Equity
Balance at December 31, 2017	86,790,624	$9	$849,043	$(1,228)	$269,992	$1,117,816
Net income	—	—	—	—	78,481	78,481
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	882	882
Currency translation	—	—	—	(663)	—	(663)
Stock-based compensation	—	—	64,266	—	—	64,266
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,512,426	—	14,190	—	—	14,190
Issuance of common stock, investments	2,820,464	—	200,000	—	—	200,000
Issuance of common stock, acquisitions	—	—	2,966			2,966
Shares repurchased and retired to satisfy tax withholding upon vesting	(366,966)	—	(35,599)	—	—	(35,599)
Balance at December 31, 2018	90,756,548	9	1,094,866	(1,891)	349,355	1,442,339
Net loss	—	—	—	—	(18,566)	(18,566)
Currency translation	—	—	—	263	—	263
Stock-based compensation	—	—	88,818	—	—	88,818
Stock option exercises and vesting of restricted stock units, net of withholdings and other	1,174,002	—	4,469	—	—	4,469
Shares repurchased and retired to satisfy tax withholding upon vesting	(354,490)	—	(23,753)	—	—	(23,753)
Balance at December 31, 2019	91,576,060	9	1,164,400	(1,628)	330,789	1,493,570
Net loss	—	—	—	—	(155,861)	(155,861)
Currency translation	—	—	—	353	—	353
Stock-based compensation	—	—	103,768	—	—	103,768
Stock option exercises and vesting of restricted stock units, net of withholdings and other	2,035,034	—	9,588	—	—	9,588
Shares repurchased and retired to satisfy tax withholding upon vesting	(564,418)	—	(34,621)	—	—	(34,621)
Balance at December 31, 2020	93,046,676	$9	$1,243,135	$(1,275)	$174,928	$1,416,797

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

Changes in Accounting Principle

See “Recently Issued Accounting Pronouncements” below for a description of accounting principle changes adopted during the year ended December 31, 2020 related to credit losses.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. These estimates, judgments and assumptions take into account historical and forward-looking factors that the Company believes are reasonable including, but not limited to, the potential impact arising from the COVID-19 pandemic and measures implemented to prevent its spread. As the extent and duration of the impact from the COVID-19 pandemic remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Significant items subject to such estimates, judgments and assumptions include revenue recognition, website and internal-use software development costs, goodwill, valuation and recoverability of intangible assets with finite lives and other long-lived assets, stock-based compensation, and income taxes. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.

Cash and Cash Equivalents

Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and that are so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The Company’s cash equivalents include only investments with original maturities of three months or less. The Company regularly maintains cash in excess of federally insured limits at financial institutions. Cash and cash equivalents exclude the Company’s restricted cash balances of $2.7 million and $3.7 million as of December 31, 2020 and 2019, respectively, which are included within prepaid expenses and other current assets and other long-term assets on the consolidated balance sheets.

Marketable Securities

Marketable securities consist primarily of commercial paper and investment grade U.S. and non-U.S.-issued corporate debt securities. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Marketable securities with original maturities of three months or less are included in cash and cash equivalents and marketable securities with original maturities greater than three months, but less than one year, are included in short term investments on the consolidated balance sheets. The Company determines the classification of its marketable securities as available-for-sale or held-to-maturity at the time of purchase and reassesses these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity, which is recognized as interest income within net interest expense in the consolidated statements of operations. Interest income is recognized when earned.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company adopted Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2020 using the modified-retrospective approach. Under ASU 2016-13, the Company estimates the allowance for expected credit losses, if any, on its held-to-maturity investments based on our investment loss history as well as external market data of similar securities and other factors, including those related to current market conditions and events. See Note 6, Marketable Securities, for additional details.

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

Accounts Receivable, Net

See Note 4, Revenue, below for a description of the Company’s accounts receivable accounting policy.

Advertising Costs

Advertising costs are generally expensed as incurred in connection with the requisite service period. Certain advertising production costs are capitalized and expensed when the advertisement first takes place. For the years ended December 31, 2020, 2019 and 2018, expenses attributable to advertising totaled approximately $307.3 million, $237.1 million and $170.3 million, respectively. Advertising costs are recorded in sales and marketing expense on the Company’s consolidated statements of operations.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

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

See Note 12, Stock-Based Compensation, for the weighted-average assumptions used to estimate the fair value of options granted during the years ended December 31, 2020, 2019 and 2018.

Income Tax (Benefit) Expense

Income tax (benefit) expense is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Management also considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company records a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized.

The Company generated a significant U.S. deferred tax asset in 2020 as a result of the sale of intellectual property intangibles by Tapingo Ltd, the Company’s Israeli subsidiary, to Grubhub Holdings Inc. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary as of December 31, 2020, the Company evaluated the data and believes that it is more likely than not that the deferred tax assets in the U.S. will be not realized. In the fourth quarter of 2020, the Company entered a three-year cumulative loss position and due to the uncertainty caused in part by COVID-19, the Company is no longer relying on forecasted earnings as a source of positive evidence that the Company will be able to utilize its deferred tax assets. As such, management determined that a full valuation allowance was required as of December 31, 2020. As of December 31, 2020 and 2019, a valuation allowance of $61.7 million and $15.7 million, respectively, was recorded on the Company’s consolidated balance sheets. See Note 13, Income Taxes, for additional information. Adjustments to the valuation allowance are recognized as expense in the period in which such determination is made. The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties and complex tax laws. In addition, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on the Company’s financial position and results of operations.

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

Due to the reduced cost of repatriating unremitted earnings as a result of U.S. tax legislation signed into law in December of 2017, the Tax Cuts and Jobs Act (the “Tax Act”), the Company plans to repatriate cash from the U.K. to the U.S. The Company estimated no additional tax liability as of December 31, 2020 and 2019 as there are no applicable withholding taxes for the transaction. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiary. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes in these judgments and the need to record additional tax liabilities.

The Company includes interest and penalties related to tax contingencies in the provision for income taxes in the consolidated statements of operations. Management does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets

The estimated fair values of acquired intangible assets are determined as of the acquisition date based on significant management estimates included in established valuation techniques with the assistance of third-party valuations. See Note 5, Acquisitions, for the estimated acquisition date fair values and valuation methodologies of assets acquired in the periods presented. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment. The Company evaluates intangible assets with finite and indefinite useful lives and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. If management determines in its qualitative assessment that it is more likely than not that the assets may not be recoverable, the recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and indefinite-lived intangible assets and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended December 31, 2020, 2019 or 2018.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated useful life of the application. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in depreciation and amortization in the consolidated statements of operations. The Company capitalized $76.0 million, $64.5 million and $41.1 million of website development costs during the years ended December 31, 2020, 2019 and 2018, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that consider a number of factors, including valuations performed by third-party appraisers. As of December 31, 2020, the Company had $1,008.0 million in goodwill on its consolidated balance sheets. The Company assesses the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that goodwill may be impaired. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment at September 30 of each year. The Company has one reporting unit in testing goodwill for impairment.

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

Management determined the fair value of the Company as of September 30, 2020 by using a market-based approach that utilized our market capitalization, as adjusted for factors such as a control premium. After consideration of the Company’s market capitalization, business growth and other factors, management determined that it was more likely than not that the fair value of the Company exceeded its carrying amount at September 30, 2020 and that further analysis was not required.

Additionally, as part of the interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended December 31, 2020 compared to expected results. Management also considered how the Company’s market capitalization, business growth and other factors used in the September 30, 2020 impairment analysis, could be impacted by changes in market conditions and economic events. For example, as a result of the proposed Transaction, a component of the Company’s implied enterprise value contemplates the share price of JET as attributed to the Company. If JET’s share price were to decline, the overall consideration associated with the Transaction could be reduced which could result in a future goodwill impairment triggering event. Additionally, COVID-19 has impacted our restaurant partners and has affected the Company’s business as described in Part II, Item 7, Management's Discussion and Analysis, of this Annual Report on Form 10-K. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of December 31, 2020, there were no events or changes in circumstances that indicated it was more likely than not that the Company’s fair value was below its carrying value.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company determined there was no goodwill impairment during the years ended December 31, 2020, 2019 and 2018. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the Company’s fair value and could result in a material impairment of goodwill.

Debt Issuance Costs

The Company has incurred debt issuance costs in connection with its debt facilities and related amendments. Amounts paid directly to lenders are classified as issuance costs. Commitment fees and other costs directly associated with obtaining credit facilities are deferred financing costs which are recorded in the consolidated balance sheets and amortized over the term of the facility. The Company allocated deferred debt issuance costs incurred for its credit facility between the revolver and term loan based on their relative borrowing capacity. Deferred debt issuance costs associated with the revolving credit facility are recorded within other assets and those associated with the term loan and senior notes are recorded as a reduction of the carrying value of the debt on the consolidated balance sheets. All deferred debt issuance costs are amortized using the effective interest rate method to interest expense within net interest expense on the Company’s consolidated statements of operations. The Company records the write-off of unamortized debt issuance costs upon the extinguishment or modification of the related debt facility within interest expense in the consolidated statements of operations. See Note 11, Debt, for additional details.

Fair Value

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 17, Fair Value Measurement, for details of the fair value hierarchy and the related inputs used by the Company.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. For the years ended December 31, 2020, 2019 and 2018, the Company had no customers which accounted for more than 10% of revenue or accounts receivable.

Revenue Recognition

See Note 4, Revenue, below for a description of the Company’s revenue recognition policy.

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, which introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities that requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 was effective for and adopted by the Company in the first quarter of 2020. The guidance was applied using the modified-retrospective approach. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as credit losses were not expected to be significant. The Company will continue to monitor the impact of the COVID-19 pandemic on expected credit losses.

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

4. Revenue

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

Judgement is required in determining whether the Company is the principal or the agent in transactions with restaurants, diners and its delivery network. Although the Company processes and collects the entire amount of the transaction with the diner, it records revenue for transmitting orders to restaurants on a net basis because the Company is acting as an agent for takeout orders, which are prepared by the restaurants. We do not pre-purchase or otherwise control the food prepared by restaurants prior to the takeout order being transferred to the diner. The Company is the principal in the transaction with respect to credit card processing and managed delivery services because it controls the respective services. The Company’s conclusion that it is the principal for credit card processing and managed delivery services is based on the totality of the facts and circumstances that affect the substance of the arrangement for credit card processing and delivery services, including the Company’s stated terms and conditions, contractual agreements, and its customary business practices. The Company controls managed delivery services as it is contractually responsible to its restaurant partners to provide delivery services, directs its network of delivery partners to render food delivery services, bears all of the cost of delivery service problems and inefficiencies, and has full discretion in establishing restaurant delivery commissions, diner delivery fees and amounts paid to its delivery network. As a result, costs incurred for processing the credit card transactions and providing delivery services are included in operations and support expense in the consolidated statements of operations.

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

The Company also generates revenue from fees paid by diners for GH+, our subscription product. GH+ subscribers receive unlimited deliveries with $0 delivery fee on qualifying orders from GH+ restaurants. Revenue generated from the Company’s GH+ subscriptions is recognized on a ratable basis over the contractual period, which is generally one month.

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

Accounts Receivable, Net

Accounts receivable primarily represent the net cash due from the Company’s payment processors for cleared transactions and amounts owed from corporate and other institutional customers and Enterprise restaurants, which are generally invoiced on a monthly basis. The carrying amount of the Company’s receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of amounts that will not be collected. These uncollected amounts are generally not recovered from the restaurants. The allowance is recorded through a charge to bad debt expense which is recognized within general and administrative expense in the consolidated statements of operations. The allowance is based on expected credit losses which incorporate historical loss experience and any specific risks, current or forecasted, identified in collection matters.

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

Changes in the Company’s allowance for doubtful accounts for the periods presented were as follows:

	December 31, 2020	December 31, 2019
Balance at beginning of period	$2,812	$1,460
Additions to expense	102	1,497
Write-offs, net of recoveries and other adjustments	(438)	(145)
Balance at end of period	$2,476	$2,812

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Deferred Revenues

The Company’s deferred revenues consist primarily of gift card liabilities, certain incentive liabilities as well as customer billings for professional services recognized ratably over the subscription period. These amounts are included within other accruals on the consolidated balance sheets. See Note 9, Other Accruals, for the Company’s gift card liabilities as of December 31, 2020 and 2019. Other deferred revenues are not material to the Company’s consolidated financial position. The majority of gift cards and incentives issued by the Company are redeemed within a year.

Contract Acquisition Costs

The Company defers the incremental costs of obtaining and renewing restaurant and corporate and campus program customer contracts, primarily consisting of commissions and bonuses and related payroll taxes, as contract acquisition assets within other assets on the consolidated balance sheets. Contract acquisition assets are amortized on a straight-line basis to sales and marketing expense in the consolidated statements of operations over the useful life of the contract, which is estimated to be approximately 4 years based on anticipated customer renewals. During the years ended December 31, 2020 and 2019, the Company deferred $32.3 million and $16.5 million of contract acquisitions costs, respectively, and amortized $10.4 million and $4.5 million of related expense, respectively.

5. Acquisitions

There were no acquisitions during the years ended December 31, 2020 and 2019.

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

The Company incurred certain expenses directly and indirectly related to mergers and acquisitions of $12.1 million, $2.7 million, and $6.9 million which were recognized in general and administrative expenses within the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

6. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$15,498	$—	$(3)	$15,495
Short-term investments
Commercial paper	46,978	—	(33)	46,945
Corporate bonds	6,148	1	(1)	6,148
Total	$68,624	$1	$(37)	$68,588

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$17,548	$—	$(34)	$17,514
Corporate bonds	1,300	—	—	1,300
Short-term investments
Commercial paper	46,971	—	(195)	46,776
Corporate bonds	2,304	2	—	2,306
Total	$68,123	$2	$(229)	$67,896

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of December 31, 2020. The Company evaluated its marketable securities aggregated by credit rating agency rating, all of which are highly rated, investment grade securities, considering historical investment losses, current market conditions and historical recovery rates of similar securities and determined that no material credit losses were expected as of December 31, 2020.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$62,440	$(36)	$—	$—	$62,440	$(36)
Corporate bonds	4,569	(1)	—	—	4,569	(1)
Total	$67,009	$(37)	$—	$—	$67,009	$(37)

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$64,290	$(229)	$—	$—	$64,290	$(229)
Total	$64,290	$(229)	$—	$—	$64,290	$(229)

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company recognized interest income during the years ended December 31, 2020, 2019 and 2018 of $1.7 million, $3.9 million and $4.0 million, respectively, within net interest expense in the consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 17, Fair Value Measurement, for further details).

7. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$492,791	$(158,885)	$333,906	$497,788	$(135,482)	$362,306
Diner acquisition	48,293	(29,567)	18,726	48,293	(19,909)	28,384
Developed technology	34,095	(21,696)	12,399	35,826	(15,916)	19,910
Other	2,918	(2,787)	131	2,918	(2,713)	205
Total amortizable intangible assets	578,097	(212,935)	365,162	584,825	(174,020)	410,805
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$667,773	$(212,935)	$454,838	$674,501	$(174,020)	$500,481

The gross carrying amount and accumulated amortization of the Company’s restaurant relationships and developed technology as of December 31, 2020 were each adjusted by $5.0 million and $1.7 million, respectively, for certain fully amortized assets that were no longer in use.

Amortization expense for acquired intangible assets was $45.6 million, $50.7 million and $42.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During the year ended December 31, 2020, there were no changes in the carrying amount of goodwill of $1,008.0 million. The change in the carrying amount of goodwill during the year ended December 31, 2019 was as follows.

	Goodwill	Accumulated Impairment Losses	Net Book Value
	(in thousands)
Balance as of December 31, 2018	$1,019,239	$—	$1,019,239
Acquisitions - measurement period adjustments(a)	(11,271)	—	(11,271)
Balance as of December 31, 2019	$1,007,968	$—	$1,007,968
(a)

The change in the carrying amount of goodwill during the year ended December 31, 2019 primarily related to changes in the fair value of net deferred tax assets for the purchase price allocations of the Tapingo and LevelUp acquisitions during the measurement period.

The Company acquired intangible assets of $4.3 million during the year ended December 31, 2019 as a result of the acquisitions of certain restaurant and diner network assets. The components of the acquired intangible assets added during the years ended December 31, 2019 were as follows:

	Year Ended December 31, 2019
	Amount	Weighted-Average Amortization Period
	(in thousands)	(years)
Restaurant relationships	$3,510	19.5
Diner acquisition	752	5.0
Total	$4,262

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Estimated future amortization expense of acquired intangible assets as of December 31, 2020 was as follows:

(in thousands)
2021	$38,809
2022	36,847
2023	30,348
2024	28,141
2025	25,736
Thereafter	205,281
Total	$365,162

As of December 31, 2020, the estimated remaining weighted-average useful life of the Company’s acquired intangibles was 12.9 years. The Company recognizes amortization expense for acquired intangibles on a straight-line basis.

8. Property and Equipment

The components of the Company’s property and equipment as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Developed software	$223,596	$154,656
Computer equipment	112,564	74,052
Leasehold improvements	74,092	52,962
Furniture and fixtures	13,587	14,463
Purchased software and digital assets	18,432	13,395
Construction in progress	256	6,018
Property and equipment	442,527	315,546
Accumulated depreciation and amortization	(226,381)	(142,802)
Property and equipment, net	$216,146	$172,744

The gross carrying amount and accumulated amortization of the Company’s developed software, furniture and fixtures, leasehold improvements and computer equipment as of December 31, 2020 were adjusted in aggregate by $13.6 million and $11.9 million, respectively, for certain assets that were no longer in use. The Company recorded depreciation and amortization expense for property and equipment other than developed software for the years ended December 31, 2020, 2019 and 2018 of $42.5 million, $30.2 million and $21.6 million, respectively.

The Company capitalized developed software costs of $76.0 million, $64.5 million and $41.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the consolidated statements of operations, for the years ended December 31, 2020, 2019 and 2018 was $53.7 million, $34.5 million and $21.8 million, respectively.

9. Other Accruals

The Company’s other accruals recorded in current liabilities on the consolidated balance sheets as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Gift card liability	$52,290	$12,212
Other accrued expenses (a)	96,988	49,292
Total Other Accruals	$149,278	$61,504
(a)	Other accrued expenses consist of various accrued expenses with no individual item accounting for more than 5% of the total current liabilities as of December 31, 2020 and 2019.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

 10. Commitments and Contingencies

Leases

As of December 31, 2020, the Company had operating lease agreements for its office facilities in various locations throughout the U.S, as well as in Israel, which expire at various dates through May 2030. The terms of the lease agreements provide for fixed rental payments on a graduated basis. For its primary operating leases, the Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal for a period of five years. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

As of December 31, 2020, the Company recognized on its consolidated balance sheets operating lease right-of-use assets of $88.2 million that represent the Company's right to use an underlying asset during the lease term and current and noncurrent operating lease liabilities of $17.9 million and $103.4 million, respectively, that represent the Company's obligation to make lease payments.

The components of operating lease costs, which consist of rent expense for leased office space, during the year ended December 31, 2020 were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Fixed operating lease cost	$19,132	$16,900
Short-term lease cost	859	2,025
Sublease income	(1,310)	(887)
Total lease cost	$18,681	$18,038

Supplemental cash flow information related to the Company’s operating leases as well as the weighted-average lease term and discount rate as of December 31, 2020 were as follows:

	Year Ended December 31,
	2020	2019
Cash paid for operating lease liabilities (in thousands)	$17,430	$13,694
Operating lease assets obtained in exchange for new operating lease obligations (in thousands)	$5,765	$29,714
Weighted-average remaining lease term (years)	8.1	8.8
Weighted-average discount rate	5.0%	5.0%

Future lease payments under the Company’s operating lease agreements as of December 31, 2020 were as follows:

(in thousands)
2021	$19,841
2022	18,202
2023	17,659
2024	17,269
2025	16,497
Thereafter	59,098
Total future lease payments	$148,566
Less interest	(27,253)
Present value of lease liabilities	$121,313

The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees. Lease incentives reduce lease payments in the table above in the period in which they are expected to be received.

Rental expense under ASC Topic 840, primarily for leased office space under the operating lease commitments, was $13.1 million for the year ended December 31, 2018.

Legal

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Grubhub Holdings Inc., in the U.S. District Court for the Southern District of California, Case No. 3:11-cv-1810. Ameranth subsequently initiated additional actions for infringement of a related patent, including separate actions against Grubhub Holdings

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Inc., Case No. 3:12-cv-739, and Seamless North America, LLC, Case No. 3:12-cv-737, which were consolidated along with approximately 40 other cases Ameranth filed in the same district.

In September 2018, the district court granted summary judgment (on another defendant’s motion) of unpatentability on the sole remaining patent and vacated the December 3, 2018 jury trial date for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. In October 2018, the district court entered final judgment on all claims in the case in which summary judgment was granted, and then stayed the remaining cases (including the cases against Grubhub and Seamless). Ameranth then appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In November 2019, the Federal Circuit affirmed the district court’s findings of unpatentability in all material respects, and remanded certain dependent claims to the district court. In June 2020, Ameranth filed a petition for a Writ of Certiorari with the Supreme Court of the United States, which the Court subsequently denied in October 2020. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. The Company has not recorded an accrual related to this lawsuit as of December 31, 2020, as it does not believe a material loss is probable.

On November 20, 2019, a purported stockholder of the Company filed a putative class action complaint against the Company, Chief Executive Officer Matthew Maloney, and President and Chief Financial Officer Adam DeWitt in the United States District Court for the Northern District of Illinois, Case No. 19 Civ. 7665. The complaint, which was amended on July 24, 2020, asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on its allegation that the defendants made false and misleading statements about the Company’s growth, competitive landscape, and strategy. The complaint seeks unspecified compensatory damages and attorneys’ fees, among other relief. Pursuant to a court scheduling order, the matter is expected to be fully briefed by March 2021. The defendants believe that the complaint is without merit and that a material loss is not probable. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings arising from the normal course of business activities, including labor and employment claims, some of which relate to the alleged misclassification of independent contractors. The Company currently has a number of pending putative class actions, Private Attorney General Act lawsuits and arbitrations alleging the misclassification of independent contractors. Legislation in this area continues to evolve, and therefore, the Company expects to continue to receive an increased number of misclassification claims. Nonetheless, the Company believes that its approach to classification is supported by the law and intends to continue to defend itself vigorously in these matters. The Company does not believe any of the foregoing claims will have a material impact on its consolidated financial statements. However, there is no assurance that any claim will not be combined into a collective or class action. During the year ended December 31, 2020, the Company made payments of $12.5 million related to the settlement of certain of these matters.

11. Debt

The following table summarizes the carrying value of the Company’s debt as of December 31, 2020:

	December 31, 2020	December 31, 2019
	(in thousands)
Senior Notes	$500,000	$500,000
Less unamortized deferred debt issuance costs	(5,897)	(6,991)
Long-term debt	$494,103	$493,009

Senior Notes

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The first interest payment of $15.4 million was made in December 2019. During the year ended December 30, 2020, the Company paid $27.5 million in interest on its Senior Notes.

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

Credit Agreement

On February 6, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million and provided for term loans in an aggregate principal amount of $325 million. The $325 million term loan portion of the Credit Agreement was extinguished on June 10, 2019. In addition to the revolving loans available under the Credit Agreement, of which $219.0 million was available as of December 31, 2020, the Company may also incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024.

Under the Credit Agreement, borrowings bear interest, at the Company’s option, based on LIBOR or an alternate base rate plus a margin. In the case of LIBOR loans the margin ranges between 1.125% and 1.750% and, in the case of alternate base rate loans, between 0.125% and 0.750%, in each case, based upon the Company’s consolidated senior secured net leverage ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee on the undrawn portion available under the revolving loan facility of between 0.150% and 0.275% per annum, based upon the Company’s consolidated senior secured net leverage ratio.

On May 8, 2020, the Company entered into Amendment No. 1 to its Credit Agreement (the “Amendment”). The Amendment amends the Credit Agreement by, among other things, (i) permitting the Company to net unrestricted cash and cash equivalents in excess of $175.0 million against the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) in any quarter through and including March 31, 2021; (ii) modifying the definition of Consolidated EBITDA to permit the Company to add back cash costs and expenses associated with litigations, claims, proceedings or investigations, up to a maximum of 25% of Consolidated EBITDA (as defined in the Credit Agreement) after giving effect to such addback; and (iii) modifying the definitions of Alternate Base Rate and Adjusted Eurodollar Rate to establish minimum rates of 0.75% and 1.75%, respectively. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to Amendment No. 1, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.

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

Other Information

During the year ended December 31, 2020, the Company borrowed $175.0 million of revolving loans under the Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. The Company repaid the $175.0 million in borrowings under the Credit Agreement on May 5, 2020. As of December 31, 2020, the Company’s outstanding debt consisted of $500.0 million in Senior Notes. See Note 17, Fair Value Measurement, for the fair value of the Company’s Senior Notes as of December 31, 2020.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Company was in compliance with the financial covenants of its debt facilities as of December 31, 2020. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

The Company capitalized $9.1 million of debt issuance costs during the year ended December 31, 2019 in connection with the issuance of the Senior Notes and the amendment of the Credit Agreement. During the year ended December 31, 2020, the Company capitalized an additional $0.1 million of debt issuance costs incurred with the Amendment of the Credit Agreement. As of December 31, 2020, unamortized debt issuance costs of $1.1 million related to the revolving loan facility and $5.9 million related to the Senior Notes were recorded as other assets and as a reduction of long-term debt, respectively, on the consolidated balance sheets. As of December 31, 2019, total unamortized debt issuance costs of $1.1 million related to the revolving loan facility and $7.0 million related to the Senior Notes were recorded as other assets and as a reduction of long-term debt, respectively, on the consolidated balance sheets.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility, net of capitalized borrowing costs. During the years ended December 31, 2020, 2019 and 2018, the Company recognized interest expense of $29.7 million, $24.3 million, and $7.5 million, respectively. Interest expense for the year ended December 31, 2019 included $1.9 million for the write-off of unamortized debt issuance costs upon extinguishment of the term loan facility and the amendment of the Credit Agreement. The effective interest rate, including amortization of debt issuance costs and commitment fees, for borrowings under the Company’s senior debt facilities for the years ended December 31, 2020, 2019 and 2018 was 5.59%, 5.18%, and 3.82%, respectively.

Future maturities of principal payments for amounts outstanding under the Company’s debt facilities as of December 31, 2020, excluding potential early payments, were as follows:

(in thousands)
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	500,000
Total	$500,000

12. Stock-Based Compensation

In May 2015, the Company’s stockholders approved the Grubhub Inc. 2015 Long-Term Incentive Plan (as amended, the “2015 Plan”), pursuant to which the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based and cash-based awards. Effective upon the adoption of the 2015 Plan, no further grants were or will be made under the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”). In May 2020 and 2019, the Company’s stockholders approved amendments to the 2015 Plan which increased the aggregate number of shares that may be issued under the 2015 Plan by 3,500,000 and 5,000,000 shares, respectively. As of December 31, 2020, there were 6,345,018 shares of common stock authorized and available for issuance pursuant to awards granted under the 2015 Plan. No further grants will be made under the assumed Tapingo and LevelUp incentive plans. The Board of Directors of the Company and committee or subcommittee of the Board of Directors has discretion to establish the terms and conditions for grants, including, but not limited to, the number of shares and vesting and forfeiture provisions.

The Company has granted non-qualified and incentive stock options, restricted stock units and restricted stock awards under its incentive plans. The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, including stock options, restricted stock units and restricted stock awards. For all stock options outstanding as of December 31, 2020, the exercise price of the stock options equals the fair value of the stock option on the grant date. The stock options and restricted stock units vest over different lengths of time, but generally over 4 years, and are subject to forfeiture upon termination of employment prior to vesting. The maximum term for stock options issued to employees under the 2015 Plan, the 2013 Plan and the assumed Tapingo and LevelUp incentive plans is 10 years, and they expire 10 years from the date of grant. Compensation expense for stock options, restricted stock units and restricted stock awards is recognized ratably over the vesting period.

The rights granted to the recipient of a restricted stock unit generally accrue over the vesting period. Participants holding restricted stock units are not entitled to any ordinary cash dividends paid by the Company with respect to such shares. The Company does not expect to pay any dividends in the foreseeable future.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $84.5 million, $72.9 million and $55.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, $164.9 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.5 years.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards and restricted stock units in excess of the deferred tax assets that were previously recorded. During the years ended December 31, 2020, 2019, and 2018, the Company recognized excess tax benefits from stock-based compensation of $1.0 million, $2.0 million, and $18.0 million, respectively, within income tax (benefit) expense in the consolidated statements of operations and within cash flows from operating activities on the consolidated statements of cash flows.

The Company capitalized stock-based compensation expense as website and software development costs of $19.3 million, $15.9 million and $9.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Options

The Company granted 264,245, 333,929 and 347,891 stock options under the 2015 Plan during the years ended December 31, 2020, 2019 and 2018, respectively. In 2018, the Company also assumed 327,752 unvested ISOs with the acquisitions of LevelUp and Tapingo. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatility is based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted-average fair value options granted	$20.46	$30.91	$66.19
Average risk-free interest rate	1.26%	2.42%	2.61%
Expected stock price volatility	49.6%	48.3%	46.4%
Dividend yield	None	None	None
Expected stock option life (years)	4.00	4.00	3.51 (a)
(a)	The expected term for Tapingo and LevelUp assumed ISO awards was calculated based on their respective remaining vesting periods as of the acquisition date.

____________________________________________________________________________________________________________________

Stock option awards as of December 31, 2020 and 2019, and changes during the year ended December 31, 2020, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2019	2,750,275	$38.74	$50,737	6.28
Granted	264,245	51.59
Forfeited	(85,484)	72.28
Exercised	(417,466)	22.93
Outstanding at December 31, 2020	2,511,570	41.58	88,030	5.80
Vested and expected to vest at December 31, 2020	2,467,843	41.21	87,355	5.76
Exercisable at December 31, 2020	2,017,221	$35.92	$81,218	5.22

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2020, 2019 and 2018 was $18.8 million, $10.4 million and $38.7 million, respectively.

The Company recorded compensation expense for stock options of $11.3 million, $16.1 million and $17.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $12.9 million and is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2020 and 2019, and changes during the year ended December 31, 2020 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	3,096,025	$70.62
Granted	2,118,460	51.54
Forfeited	(508,181)	65.66
Vested	(1,617,568)	64.66
Outstanding at December 31, 2020	3,088,736	$61.47

Compensation expense related to restricted stock units was $73.2 million, $56.8 million and $37.6 million during the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during years ended December 31, 2020, 2019, and 2018 was $99.4 million, $64.6 million and $96.3 million, respectively. As of December 31, 2020, $152.0 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 2,716,395 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $61.80 is expected to be recognized over a weighted-average period of 2.5 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

13. Income Taxes

The Company files income tax returns in the U.S. federal, the United Kingdom (“U.K.”), Israel and various state jurisdictions.

For the years ended December 31, 2020, 2019 and 2018, the income tax provision was comprised of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$(19,491)	$328	$(2,934)
State	906	(1,139)	3,827
Foreign	7,016	327	335
Total current	(11,569)	(484)	1,228
Deferred:
Federal	(25,237)	(5,851)	2,608
State	647	(1,791)	(884)
Foreign	15,062	(84)	—
Total deferred	(9,528)	(7,726)	1,724
Total income tax (benefit) expense	$(21,097)	$(8,210)	$2,952

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

Income (loss) before provision for income taxes for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic source	$(176,896)	$(29,227)	$80,878
Foreign source	(62)	2,451	555
Income (loss) before provision for income taxes	$(176,958)	$(26,776)	$81,433

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to the income taxes reported in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Income tax expense (benefit) at statutory rate	$(37,161)	$(5,623)	$17,101
Excess compensation	2,968	1,786	1,753
State income taxes	(13,468)	(1,134)	1,563
Stock-based compensation	(395)	145	(15,924)
Research and development tax credit	(2,861)	(2,995)	(1,470)
Uncertain tax position	—	67	(545)
Foreign rate differential	45	(18)	(57)
Meals and entertainment	288	659	292
Transaction costs	1,837	—	897
CARES Act	(9,740)	—	—
Foreign tax restructuring	(5,551)	—	—
State rate change	(1,805)	(1,055)	(315)
Valuation allowance	46,047	(262)	262
All other	(1,301)	220	(605)
Total income tax (benefit) expense	$(21,097)	$(8,210)	$2,952

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes provisions, among others, that allow the Company to carryback net operating losses to a year with a higher federal income tax rate and technical corrections to tax depreciation methods for qualified improvement property. The income tax benefit for the year ended December 31, 2020 included a $9.7 million benefit related to net operating losses that can now be carried back as a result of the CARES Act.

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“the Appropriations Act”) was signed into law. The Appropriations Act, among other things includes provisions related to the deductibility of Paycheck Protection Program (“PPP”) expenses paid with PPP loan proceeds, payroll tax credits, modifications to the meals and entertainment deduction, increased limitations on charitable deductions for corporate taxpayers, and enhancements of expiring tax “extender” provisions. The Company has completed its assessment of the impact of the legislation, and there is no significant impact to the consolidated financial statements.

On December 31, 2020, Tapingo Ltd., the Company’s Israeli subsidiary, sold its intellectual property to Grubhub Holdings Inc. (the “Foreign Tax Restructuring”) resulting in a $5.6 million benefit for the year ended December 31, 2020. The sale of the intellectual property intangibles was unilaterally negotiated with the Israeli tax authorities and was undertaken to better reflect the usage of the related intangibles in the U.S. versus in Israel.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$126,199	$84,153
Accrued expenses	4,641	—
Stock-based compensation	12,425	8,302
Lease accounting	9,246	5,817
Fixed assets - state	6,280	2,514
Total deferred tax assets	158,791	100,786
Valuation allowance	(61,702)	(15,655)
Net deferred tax assets	97,089	85,131
Deferred tax liabilities:
Fixed assets	(24,798)	(8,802)
Intangible assets	(76,989)	(99,870)
Prepaid expenses	(12,937)	(882)
Accrued expenses	—	(2,740)
Total deferred tax liabilities	(114,724)	(112,294)
Net deferred tax liability	$(17,635)	$(27,163)

Classification of net deferred tax assets (liabilities) on the consolidated balance sheets as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Non-current assets	$142	$—
Non-current liabilities	(17,777)	(27,163)
Total deferred tax liability	$(17,635)	$(27,163)

The Company generated a significant U.S. deferred tax asset in 2020 as a result of the Foreign Tax Restructuring. The Company records a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Management also considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary as of December 31, 2020, the Company evaluated the data and believes that it is more likely than not that the deferred tax assets in the U.S. will be not realized. In the fourth quarter of 2020, the Company entered a three-year cumulative loss position and due to the uncertainty caused in part by COVID-19, the Company is no longer relying on forecasted earnings as a source of positive evidence that the Company will be able to utilize its deferred tax assets. Accordingly, the Company recorded a full valuation allowance against U.S. deferred tax assets as of December 31, 2020. As of December 31, 2020, the Company adjusted its valuation allowance to $61.7 million against its deferred tax assets and liabilities as of December 31, 2020.

As of December 31, 2019, the Company had recorded a partial valuation allowance of $13.2 million against certain state only credits that have a short carryover period for which the Company believed that a portion of the credit carryovers would more likely than not expire before they could be utilized and a $2.5 million partial valuation allowance on Federal and state net operating losses (“NOLs”) that more likely than not will not be utilized.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The Tax Act enacted by the U.S. legislature on December 22, 2017 generally allows companies to repatriate future foreign source earnings without incurring additional U.S. taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries. As a result, the Company plans to repatriate cash from its foreign subsidiaries to the U.S. in the future. The Company estimated no additional tax liability as there are no applicable withholding taxes for the repatriation of unremitted earnings of its foreign subsidiaries.

The Company had the following tax loss and credit carryforwards as of December 31, 2020 and 2019:

	2020	2019	Beginning Year of Expiration
	(in thousands)
U.S. federal loss carryforwards	$71,115	$34,268	2027
U.S. state and local loss carryforwards	34,171	21,258	2027
Israeli loss carryforward	—	15,204	Indefinite
Illinois Edge Credits(a)	19,616	15,523	2018
Federal research and development credit	12,856	5,359	2028
State research and development credit	2,026	1,401	2018
(a)	Amounts are before the federal benefit of state tax.

__________________________________________________________________________________________________

The Company’s tax returns are subject to the normal statute of limitations, three years from the filing date for federal income tax purposes. The federal and state statute of limitations generally remain open for years in which tax losses are generated until three years from the year those losses are utilized. Under these rules, the 2006 and later year NOLs of Slick City Media, Inc. are still subject to audit by the IRS and state and local jurisdictions. Also, the 2007 and later year NOLs of Grubhub Holdings Inc. and its acquired businesses are still subject to audit by the IRS and state and local jurisdictions. The December 31, 2017 and later period U.K. returns of Seamless Europe Ltd. are subject to examination by the U.K. tax authorities. The December 31, 2019 and later period Israeli returns of Tapingo Ltd. are subject to exam by the Israeli tax authorities. The Company is currently under examination by the Internal Revenue Service for its federal income tax return for the tax year ended December 31, 2017. The Company does not believe, but cannot predict with certainty, that there will not be any additional tax liabilities, penalties and/or interest as a result of the audit.

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

The following table summarizes the Company’s unrecognized tax benefit activity during the years ended December 31, 2020 and 2019, excluding the related accrual for interest:

	As of December 31,
	2020	2019
	(in thousands)
Balance at beginning of period	$818	$751
Reductions for tax positions taken in prior years	(818)	—
Additions for tax positions taken in the current year	—	67
Balance at end of period	$—	$818

Deferred tax assets that related to the potential settlement of these unrecognized tax benefits were included in the net deferred tax liabilities on the consolidated balance sheets as of December 31, 2019. The reserve related to research and development credits.

The Company records interest and penalties, if any, as a component of its income tax (benefit) expense in the consolidated statements of operations. No interest expense or penalties were recognized during the years ended December 31, 2020, 2019 and 2018.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders’ Equity

As of December 31, 2020 and 2019, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At December 31, 2020 and 2019, there were 500,000,000 shares of common stock authorized. At December 31, 2020 and 2019, there were 93,046,676 and 91,576,060 shares of common stock issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of December 31, 2020 and 2019.

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

On January 22, 2016, the Company’s Board of Directors approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016 (the “Repurchase Program”). Repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion, however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its common stock. During the years ended December 31, 2020, 2019 and 2018, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program and does not expect to repurchase any shares of its common stock in connection with the Repurchase Program prior to the consummation of the Transaction or earlier termination of the Merger Agreement.

Since inception of the program, the Company has repurchased and retired 724,473 shares of its common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock as of December 31, 2020 and 2019. There were no issued or outstanding shares of preferred stock as of December 31, 2020 and 2019.

15. Retirement Plan

Since February 1, 2012, the Company has maintained a defined contribution plan for employees. The plan is qualified under section 401(k) of the Internal Revenue Code. The Company may also make discretionary profit-sharing contributions as determined by the Company’s Board of Directors. The Company matched 100% of the first 3% of employees’ contributions of eligible compensation and 50% of the next 2% of employees’ contributions of eligible compensation during the years ended December 31, 2020, 2019 and 2018 and recognized matching contributions expense of $7.4 million, $5.1 million and $3.5 million, respectively.

16. Earnings Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options and restricted stock units, except in cases where the effect of the common stock equivalent would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock units using the treasury stock method. For periods of net loss, basic and diluted earnings per share are the same as the effect of the assumed exercise of stock options and vesting of restricted stock units is anti-dilutive.

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (numerator)	$(155,861)	$(18,566)	$78,481
Shares used in computation (denominator)
Weighted-average common shares outstanding	92,328	91,247	89,447
Basic earnings (loss) per share	$(1.69)	$(0.20)	$0.88
Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (numerator)	$(155,861)	$(18,566)	$78,481
Shares used in computation (denominator)
Weighted-average common shares outstanding	92,328	91,247	89,447
Effect of dilutive securities:
Stock options	—	—	1,601
Restricted stock units	—	—	1,306
Weighted-average diluted shares	92,328	91,247	92,354
Diluted earnings (loss) per share	$(1.69)	$(0.20)	$0.85

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Anti-dilutive shares underlying stock-based awards:
Stock options	2,512	2,750	216
Restricted stock units	3,089	3,096	223

17. Fair Value Measurement

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

GRUBHUB INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Level 2	Carrying Value	Level 2	Carrying Value
	(in thousands)
Assets
Money market funds	$41	$41	$28	$28
Commercial paper	62,440	62,476	64,290	64,519
Corporate bonds	6,148	6,148	3,606	3,604
Total assets	$68,629	$68,665	$67,924	$68,151
Liabilities
Long-term debt, including current maturities	$524,350	$500,000	$467,500	$500,000
Total liabilities	$524,350	$500,000	$467,500	$500,000

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions. See Note 5, Acquisitions, for further discussion of the fair value of assets and liabilities associated with acquisitions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grubhub Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021, expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalization of Website and Software Development Costs

The Company’s business is predominantly based upon revenue derived from connecting diners and restaurants through technology to create a takeout marketplace for restaurant pick-up and delivery orders, and as a result, the Company invests in website and software development. As described in Note 2 Summary of Significant Accounting Policies, Website and Software Development Costs and Note 8 Property and Equipment, significant internal and external costs incurred during the application development stage of website and software development, as well as certain enhancement costs incurred in the post- implementation phase that are determined to be substantial upgrades, are capitalized if determined by management to be direct and incremental thereto. During the year ended December 31, 2020, the Company capitalized $76.0 million of website and software development costs.

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

We considered auditing the amount of capitalized website and software development costs to be a critical audit matter, because it involved a significant amount of judgment and estimation by management as well as complexity in the aggregation and evaluation of significant amounts of data and, thus, required the application of significant auditor judgment.

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

•	Tested capitalized costs in the post-implementation phase to determine if the costs related to substantial upgrades and enhancements and met the criteria for capitalization.
•	Performed corroborative interviews with Company personnel involved in website and software development regarding the nature, functionality and extent of costs incurred.

/s/ Crowe LLP

We have served as the Company’s auditor since 2013.

Oak Brook, Illinois

February 26, 2021

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2020 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report and Attestation Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.

Crowe LLP, our independent registered public accounting firm, who has audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, and as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grubhub Inc.

Chicago, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Grubhub Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements") and our report dated February 26, 2021 expressed an unqualified opinion.

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

February 26, 2021

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Company’s definitive proxy statement to be filed with the SEC in connection with its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which is expected to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

The information required by this Item 11 will be contained in the 2021 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the 2021 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be contained in the 2021 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2021 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, by and among Just Eat Takeaway.com N.V., Checkers Merger Sub I, Inc., Checkers Merger Sub II, Inc. and Grubhub Inc., dated June 10, 2020.**	8-K	001-36389	2.1	June 12, 2020
2.2	First Amendment to Agreement and Plan of Merger, by and among Just Eat Takeaway.com N.V., Checkers Merger Sub I, Inc., Checkers Merger Sub II, Inc. and Grubhub Inc., dated September 4, 2020.**	8-K	001-36389	2.1	September 4, 2020
3.1	Amended and Restated Certificate of Incorporation of Grubhub Inc.	10-Q	001-36389	3.1	August 7, 2014
3.2	Amended and Restated By-laws of Grubhub Inc.	10-Q	001-36389	3.2	August 7, 2014
4.1	Description of Securities of the Registrant	10-K	001-36389	4.1	February 28, 2020
4.2	Form of common stock certificate of the Registrant.	S-1/A	333-194219	4.1	March 20, 2014
4.3	Indenture, dated June 10, 2019, among Grubhub Holdings Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-36389	4.1	June 10, 2019
4.4	Form of Senior Note	8-K	001-36389	4.2	June 10, 2019
10.1	Registration Rights Agreement, dated August 8, 2013 by and among Grubhub Inc. (f/k/a Grubhub Seamless Inc. f/k/a Seamless Grubhub Holdings Inc.) and certain stockholders listed therein.	S-1/A	333-194219	10.1	March 14, 2014
10.2	Voting and Support Agreement, by and among Mr. Jitse Groen and Grubhub Inc., dated June 10, 2020.	8-K	001-36389	10.1	June 12, 2020
10.3*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of May 19, 2013.	S-1/A	333-194219	10.8	February 18, 2014
10.4*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney, dated as of March 9, 2009.	S-1/A	333-194219	10.9	February 18, 2014
10.5*	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of May 19, 2013.	S-1/A	333-194219	10.10	February 18, 2014
10.6*	Employment Offer Letter between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated October 17, 2011.	S-1/A	333-194219	10.11	February 18, 2014
10.7*	Protective Agreement and Agreement Not To Compete between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Adam DeWitt, dated as of October 7, 2011.	S-1/A	333-194219	10.12	February 18, 2014
10.8*	Employment Offer Letter and Agreement Relating to Employment and Post-Employment Competition between Seamless North America, LLC and Margo Drucker, dated as of May 17, 2012.	10-K	001-36389	10.39	February 26, 2016
10.9*	Employment Offer Letter between Grubhub Holdings Inc. and Maria Belousova, dated as of January 30, 2014.	10-K	001-36389	10.11	February 28, 2018

10.10*	Employment Offer Letter between Grubhub Holdings Inc. and Sam Hall, dated as of January 26, 2018.	10-K	001-36389	10.9	February 28, 2020
10.11*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.16	February 18, 2014
10.12*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.17	February 18, 2014
10.13*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.18	February 18, 2014
10.14*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on January 28, 2013.	S-1/A	333-194219	10.19	February 18, 2014
10.15*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.20	February 18, 2014
10.16*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.21	February 18, 2014
10.17*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on December 7, 2011.	S-1/A	333-194219	10.22	February 18, 2014
10.18*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on April 23, 2012.	S-1/A	333-194219	10.23	February 18, 2014
10.19*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on July 26, 2012.	S-1/A	333-194219	10.24	February 18, 2014
10.20*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on November 16, 2012.	S-1/A	333-194219	10.25	February 18, 2014
10.21*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in replacement of options originally granted on March 12, 2013.	S-1/A	333-194219	10.26	February 18, 2014

10.22*	Employee Restricted Stock Purchase Agreement, dated November 3, 2010, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Matthew Maloney.	S-1/A	333-194219	10.38	February 18, 2014
10.23*	Note Cancellation and Stock Repurchase Agreement, dated December 21, 2012, by and between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.), Matthew Maloney and Matt and Holly Maloney Family Limited.	S-1/A	333-194219	10.39	February 18, 2014
10.24*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Matthew Maloney, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.41	February 28, 2014
10.25*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Adam DeWitt, granted in substitution of options originally granted on January 28, 2014.	S-1/A	333-194219	10.42	February 28, 2014
10.26*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker, granted in substitution of options originally granted on July 9, 2012.	10-Q	001-36389	10.1	May 9, 2016
10.27*	Stock Option Grant Notice and Stock Option Agreement between Grubhub Inc. (f/k/a Grubhub Seamless Inc.) and Margo Drucker relating to options granted on January 28, 2014.	10-Q	001-36389	10.2	May 9, 2016
10.28*	Form of Indemnification Agreement.	S-1/A	333-194219	10.44	April 3, 2014
10.29*†	Grubhub Inc. Executive Severance Plan	10-Q	001-36389	10.4	August 10, 2020
10.30*	Grubhub Inc. (f/k/a Grubhub Seamless Inc.) 2013 Omnibus Incentive Plan.	S-1/A	333-194219	10.15	February 18, 2014
10.31*	Second Amendment to Grubhub Inc. 2015 Long-Term Incentive Plan	10-Q	001-36389	10.2	August 10, 2020
10.32*	Third Amendment to Grubhub Inc. 2015 Long-Term Incentive Plan.	8-K	001-36389	10.1	May 19, 2020
10.33*	Form of Option Grant Notice and Option Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.46	March 5, 2015
10.34*	Form of RSU Grant Notice and Restricted Stock Unit Agreement under the Grubhub Inc. 2013 Omnibus Incentive Plan.	10-K	001-36389	10.47	March 5, 2015
10.35*	Grubhub Inc. 2015 Long-Term Incentive Plan.	DEF 14A	001-36389	Appendix A	April 10, 2015
10.36*	Appendix A - Israel to the 2015 Long-Term Incentive Plan	10-K	001-36389	10.32	February 28, 2019
10.37*	First Amendment to Grubhub Inc. 2015 Long-Term Incentive Plan	8-K	001-36389	10.1	May 21, 2019
10.38*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-K	001-36389	10.45	February 26, 2016
10.39*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan.	10-Q	001-36389	10.46	August 8, 2016
10.40*	Form of Non-Qualified Option Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (Officer Grant).	10-K	001-36389	10.47	February 26, 2016

10.41*	Form of Restricted Stock Unit Grant Notice and Option Agreement under the 2015 Long-Term Incentive Plan (Officer Grant).	10-K	001-36389	10.48	February 26, 2016
10.42*	SCVNGR, Inc. 2013 Stock Incentive Plan.	S-8	333-227330	99.1	September 14, 2018
10.43*	Tapingo Ltd. - 2011 Option Plan.	S-8	333-228261	99.1	November 7, 2018
10.44*	Form of Non-Qualified Stock Option Grant Notice and Award Agreement under New York Stock Exchange Listed Company Manual 303A.08	10-K	001-36389	10.4	February 28, 2020
10.45*	Form of Restricted Stock Unit Grant Notice and Award Agreement under New York Stock Exchange Listed Company Manual 303A.08	10-K	001-36389	10.41	February 28, 2020
10.46	Office Building Lease, dated March 23, 2012, by and between 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.1	October 9, 2015
10.47	First Amendment to Lease, dated December 11, 2013, by and between Burnham Center – 111 West Washington, LLC and Grubhub, Inc.	8-K	001-36389	10.2	October 9, 2015
10.48	Second Amendment to Lease, dated October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	8-K	001-36389	10.3	October 9, 2015
10.49	Third Amendment to Lease, dated as of October 5, 2015, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.7	November 8, 2017
10.50	Fourth Amendment to Lease, dated as of October 16, 2017, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.8	November 8, 2017
10.51	Fifth Amendment to Lease, dated as of October 1, 2018, by and between Burnham Center – 111 West Washington, LLC and Grubhub Holdings Inc.	10-Q	001-36389	10.1	November 6, 2018
10.52	Office Building Lease, dated as of May 19, 2011, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC)	10-Q	001-36389	10.9	November 8, 2017
10.53	First Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC).	10-Q	001-36389	10.10	November 8, 2017
10.54	Second Amendment to Lease, dated as of July 26, 2013, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc., as successor-in-interest to and Seamless North America, LLC (f/k/a SeamlessWeb Professional Solutions, LLC).	10-Q	001-36389	10.11	November 8, 2017

10.55	Third Amendment to Lease, dated as of September 27, 2017, by and between TrizecHahn 1065 Avenue of the Americas Property Owner LLC and Grubhub Holdings Inc. as successor-in-interest to Seamless North America, LLC.	10-Q	001-36389	10.12	November 8, 2017
10.56	Credit Agreement, dated as of February 6, 2019, by and among Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A., as administrative agent, Citibank, N.A,, BMO Capital Markets Group and Merrill Lynch, Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, and the other lenders party thereto.	8-K	001-36389	10.1	February 7, 2019
10.57	Amendment No. 1 to the Credit Agreement, dated as of May 8, 2020, by and among Grubhub Inc., Grubhub Holdings Inc., Citibank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-36389	10.1	May 11, 2020
10.58	Unit Purchase Agreement, dated as of August 3, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.	10-Q	001-36389	10.1	August 8, 2017
10.59	Amendment No. 1 to the Unit Purchase Agreement, dated as of October 10, 2017, by and among Grubhub Inc., Grubhub Holdings, Inc., a wholly owned subsidiary of Grubhub Inc., Yelp Inc. and Eat24, LLC, a wholly-owned subsidiary of Yelp Inc.	10-Q	001-36389	10.2	November 8, 2017
21.1	List of Subsidiaries.					X
23.1	Consent of Crowe LLP					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

*	Indicates a management contract or compensatory plan
**	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
†	Certain portions of this document have been omitted in accordance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBHUB INC.

By:	/s/ Adam DeWitt
Adam DeWitt
President and Chief Financial Officer (Principal Financial Officer)
February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the twenty-sixth day of February 2021.

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
Katrina Lake
Director