Form 10-Q
period 2021-03-31
GrubHub Inc.
filed 2021-05-06
CIK 1594109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, 93,347,973 shares of common stock were outstanding.

GRUBHUB INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRUBHUB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$348,837	$360,232
Short-term investments	55,824	53,126
Accounts receivable, less allowances for doubtful accounts	104,727	111,802
Income tax receivable	22,229	22,472
Prepaid expenses and other current assets	20,408	24,765
Total current assets	552,025	572,397
PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation and amortization	217,677	216,146
OTHER ASSETS:
Other assets	54,373	49,201
Deferred tax assets, non-current	142	142
Operating lease right-of-use asset	85,150	88,227
Goodwill	1,007,968	1,007,968
Acquired intangible assets, net of amortization	445,136	454,838
Total other assets	1,592,769	1,600,376
TOTAL ASSETS	$2,362,471	$2,388,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Restaurant food liability	$136,280	$141,802
Accounts payable	16,877	19,859
Accrued payroll	40,871	27,346
Current operating lease liability	17,598	17,897
Other accruals	180,412	149,278
Total current liabilities	392,038	356,182
LONG-TERM LIABILITIES:
Deferred taxes, non-current	16,823	17,777
Noncurrent operating lease liability	100,251	103,416
Long-term debt	494,330	494,103
Other accruals	6	644
Total long-term liabilities	611,410	615,940
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value. Authorized: 25,000,000 shares as of March 31, 2021 and December 31, 2020; issued and outstanding: no shares as of March 31, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value. Authorized: 500,000,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding: 93,306,390 and 93,046,676 shares as of March 31, 2021 and December 31, 2020, respectively	9	9
Accumulated other comprehensive loss	(1,167)	(1,275)
Additional paid-in capital	1,260,714	1,243,135
Retained earnings	99,467	174,928
Total stockholders’ equity	$1,359,023	$1,416,797
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,362,471	$2,388,919

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenues	$550,592	$362,980
Costs and expenses:
Operations and support	393,486	214,561
Sales and marketing	127,234	90,742
Technology (exclusive of amortization)	31,951	31,273
General and administrative	29,124	38,949
Depreciation and amortization	37,717	33,363
Total costs and expenses	619,512	408,888
Loss from operations	(68,920)	(45,908)
Interest expense, net	7,158	6,380
Loss before provision for income taxes	(76,078)	(52,288)
Income tax benefit	(617)	(18,861)
Net loss attributable to common stockholders	$(75,461)	$(33,427)
Net loss per share attributable to common stockholders
Basic	$(0.81)	$(0.36)
Diluted	$(0.81)	$(0.36)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	93,215	91,793
Diluted	93,215	91,793

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net loss	$(75,461)	$(33,427)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	108	(643)
COMPREHENSIVE LOSS	$(75,353)	$(34,070)

(See Notes to Condensed Consolidated Financial Statements (unaudited))

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,461)	$(33,427)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	12,294	8,658
Amortization of intangible assets and developed software	25,423	24,705
Stock-based compensation	20,954	20,185
Deferred taxes	(954)	(2,725)
Other	(448)	3,479
Change in assets and liabilities:
Accounts receivable	6,861	(18,333)
Income taxes receivable	243	(16,311)
Prepaid expenses and other assets	(83)	(4,602)
Restaurant food liability	(5,522)	20,857
Accounts payable	(3,460)	4,678
Accrued payroll	13,525	4,277
Other accruals	30,583	26,085
Net cash provided by operating activities	23,955	37,526
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(31,150)	(19,790)
Proceeds from maturity of investments	28,465	32,900
Capitalized website and development costs	(13,848)	(14,243)
Purchases of property and equipment	(9,833)	(19,678)
Acquisition of other intangible assets	—	(510)
Other cash flows from investing activities	(200)	(250)
Net cash used in investing activities	(26,566)	(21,571)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under the credit facility	—	175,000
Taxes paid related to net settlement of stock-based compensation awards	(9,028)	(8,051)
Proceeds from exercise of stock options	1,088	1,414
Other cash flows from financing activities	(900)	—
Net cash provided by (used in) financing activities	(8,840)	168,363
Net change in cash, cash equivalents, and restricted cash	(11,451)	184,318
Effect of exchange rates on cash, cash equivalents and restricted cash	66	(600)
Cash, cash equivalents, and restricted cash at beginning of year	362,897	379,594
Cash, cash equivalents, and restricted cash at end of the period	$351,512	$563,312
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Cash paid for income taxes	$—	$—
Capitalized property, equipment and website and development costs in accounts payable at period end	2,233	3,830
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$348,837	$560,708
Restricted cash included in other assets	2,675	2,604
Total cash, cash equivalents, and restricted cash	$351,512	$563,312

(See Notes to Condensed Consolidated Financial Statements (unaudited)

GRUBHUB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity

	Three Months Ended March 31, 2021
Balance at December 31, 2020	93,046,676	$9	$1,243,135	$(1,275)	$174,928	$1,416,797
Net loss	—	—	—	—	(75,461)	(75,461)
Currency translation	—	—	—	108	—	108
Stock-based compensation	—	—	25,519	—	—	25,519
Stock option exercises and vesting of restricted stock units, net of withholdings and other	382,040	—	1,088	—	—	1,088
Shares repurchased and retired to satisfy tax withholding upon vesting	(122,326)	—	(9,028)	—	—	(9,028)
Balance at March 31, 2021	93,306,390	$9	$1,260,714	$(1,167)	$99,467	$1,359,023

	Three Months Ended March 31, 2020
Balance at December 31, 2019	91,576,060	$9	$1,164,400	$(1,628)	$330,789	$1,493,570
Net loss	—	—	—	—	(33,427)	(33,427)
Currency translation	—	—	—	(643)	—	(643)
Stock-based compensation	—	—	24,994	—	—	24,994
Stock option exercises and vesting of restricted stock units, net of withholdings and other	494,525	—	1,414	—	—	1,414
Shares repurchased and retired to satisfy tax withholding upon vesting	(153,607)	—	(8,051)	—	—	(8,051)
Balance at March 31, 2020	91,916,978	$9	$1,182,757	$(2,271)	$297,362	$1,477,857

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Grubhub Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements include all wholly-owned subsidiaries and reflect all normal and recurring adjustments, as well as any other than normal adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021 (the “2020 Form 10-K”). All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

Changes in Accounting Principle

There have been no material changes to the Company’s significant accounting policies described in the 2020 Form 10-K.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that had or are expected to have a material impact on our financial statements.

3. Merger Agreement

On June 10, 2020, the Company entered into an Agreement and Plan of Merger (as amended on September 4, 2020 and March 12, 2021, the “Merger Agreement”) with Just Eat Takeaway.com N.V. (“JET”), Checkers Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of JET (“Merger Sub I”), and Checkers Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of JET (“Merger Sub II”). Pursuant to the Merger Agreement, Merger Sub I will be merged with and into the Company (the “Initial Merger”), with the Company continuing as the surviving company in the Initial Merger (the “Initial Surviving Company”). Immediately thereafter, the Initial Surviving Company will merge with and into Merger Sub II (the “Subsequent Merger” and, together with the Initial Merger, the “Transaction”), with Merger Sub II continuing as the surviving company.

On and subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Initial Merger, each issued and outstanding share of our common stock (other than any shares of our common stock owned by the Company, JET, Merger Sub I, Merger Sub II or any other direct or indirect wholly owned subsidiary of JET), will be converted into one share of common

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

stock, par value $0.0001 per share, of the Initial Surviving Company (the “Initial Surviving Company Stock”). Each such share of Initial Surviving Company Stock will immediately thereafter be automatically exchanged for newly issued American depositary shares of JET (“JET ADS”) representing 0.6710 shares of the share capital of JET with a nominal value of €0.04 per share (“JET Shares”), with each JET ADS representing one-fifth of one JET Share (the “Merger Consideration”).

The registration statement and preliminary proxy statement in respect of the Transaction were publicly filed with the SEC on April 27, 2021, and the Grubhub special stockholder meeting to approve the Transaction and related matters as described in the preliminary proxy statement is expected to take place in June 2021. Subject to the satisfaction of customary closing conditions, Grubhub anticipates closing the Transaction shortly following the Grubhub special stockholder meeting.

The Company incurred certain expenses directly and indirectly related to mergers and acquisitions which were recognized in general and administrative expenses within the condensed consolidated statements of operations of $0.8 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

4. Marketable Securities

The amortized cost, unrealized gains and losses and estimated fair value of the Company’s held-to-maturity marketable securities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$12,858	$—	$(3)	$12,855
Short-term investments
Commercial paper	50,203	—	(32)	50,171
Corporate bonds	5,621	—	(1)	5,620
Total	$68,682	$—	$(36)	$68,646

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents
Commercial paper	$15,498	$—	$(3)	$15,495
Short-term investments
Commercial paper	46,978	—	(33)	46,945
Corporate bonds	6,148	1	(1)	6,148
Total	$68,624	$1	$(37)	$68,588

All of the Company’s marketable securities were classified as held-to-maturity investments and have maturities within one year of March 31, 2021. The Company evaluated its marketable securities aggregated by credit rating agency rating, all of which are highly rated, investment grade securities, considering historical investment losses, current market conditions and historical recovery rates of similar securities and determined that no material credit losses were expected as of March 31, 2021.

The gross unrealized losses, estimated fair value and length of time the individual marketable securities were in a continuous loss position for those marketable securities in an unrealized loss position as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$63,026	$(35)	$—	$—	$63,026	$(35)
Corporate bonds	4,119	(1)	—	—	4,119	(1)
Total	$67,145	$(36)	$—	$—	$67,145	$(36)

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(in thousands)
Commercial paper	$62,440	$(36)	$—	$—	$62,440	$(36)
Corporate bonds	4,569	(1)	—	—	4,569	(1)
Total	$67,009	$(37)	$—	$—	$67,009	$(37)

The Company recognized interest income during the three months ended March 31, 2021 and 2020 of $0.1 million and $0.9 million, respectively, within net interest expense on the condensed consolidated statements of operations. During the three months ended March 31, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses related to its marketable securities.

The Company’s marketable securities are classified within Level 2 of the fair value hierarchy (see Note 13, Fair Value Measurement, for further details).

5. Goodwill and Acquired Intangible Assets

The components of acquired intangible assets as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Restaurant relationships	$492,791	$(165,316)	$327,475	$492,791	$(158,885)	$333,906
Diner acquisition	48,293	(31,982)	16,311	48,293	(29,567)	18,726
Developed technology	34,095	(22,534)	11,561	34,095	(21,696)	12,399
Other	2,918	(2,805)	113	2,918	(2,787)	131
Total amortizable intangible assets	578,097	(222,637)	355,460	578,097	(212,935)	365,162
Indefinite-lived trademarks	89,676	—	89,676	89,676	—	89,676
Total acquired intangible assets	$667,773	$(222,637)	$445,136	$667,773	$(212,935)	$454,838

Amortization expense for acquired intangible assets recognized within depreciation and amortization on the condensed consolidated statements of operations was $9.7 million and $12.7 million for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, there were no changes in the carrying amount of goodwill of $1,008.0 million.

Estimated future amortization expense of acquired intangible assets as of March 31, 2021 was as follows:

(in thousands)
The remainder of 2021	$29,107
2022	36,847
2023	30,348
2024	28,141
2025	25,736
Thereafter	205,281
Total	$355,460

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6. Property and Equipment

The components of the Company’s property and equipment as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Developed software	$239,276	$223,596
Computer equipment	121,337	112,564
Leasehold improvements	74,292	74,092
Furniture and fixtures	13,594	13,587
Purchased software and digital assets	19,771	18,432
Construction in progress	258	256
Property and equipment	468,528	442,527
Accumulated depreciation and amortization	(250,851)	(226,381)
Property and equipment, net	$217,677	$216,146

The gross carrying amount and accumulated amortization of the Company’s developed software as of March 31, 2021 were each adjusted by $3.5 million for certain fully amortized assets that were no longer in use. The Company recorded depreciation and amortization expense for property and equipment other than developed software of $12.3 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively.

The Company capitalized developed software costs of $19.2 million and $19.0 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense for developed software costs, recognized in depreciation and amortization in the condensed consolidated statements of operations, was $15.7 million and $12.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

In September 2018, the district court granted summary judgment (on another defendant’s motion) of unpatentability on the sole remaining patent and vacated the December 3, 2018 jury trial date for the claims against Grubhub Holdings Inc. and Seamless North America, LLC. In October 2018, the district court entered final judgment on all claims in the case in which summary judgment was granted, and then stayed the remaining cases (including the cases against Grubhub and Seamless). Ameranth then appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In November 2019, the Federal Circuit affirmed the district court’s findings of unpatentability in all material respects, and remanded certain dependent claims to the district court. In June 2020, Ameranth filed a petition for a Writ of Certiorari with the Supreme Court of the United States, which the Court subsequently denied in October 2020. The Company believes this case lacks merit and that it has strong defenses to all of the infringement claims. The Company intends to defend the suit vigorously. The Company has not recorded an accrual related to this lawsuit as of March 31, 2021, as it does not believe a material loss is probable.

On November 20, 2019, a purported stockholder of the Company filed a putative class action complaint against the Company, Chief Executive Officer Matthew Maloney, and President and Chief Financial Officer Adam DeWitt in the United States District Court for the Northern District of Illinois, Case No. 19 Civ. 7665.  The complaint, which was amended on July 24, 2020, asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on its allegation that the defendants made false and misleading statements about the Company’s growth, competitive landscape, and strategy.  The complaint seeks unspecified compensatory damages and attorneys’ fees, among other relief. Grubhub filed a motion to dismiss the complaint, which is now fully briefed before the court. The defendants believe that the complaint is without merit and that a material loss is not probable. However, given the early stage of the proceedings, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

8. Debt

The following table summarizes the carrying value of the Company’s debt as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Senior Notes	$500,000	$500,000
Less unamortized deferred debt issuance costs	(5,670)	(5,897)
Long-term debt	$494,330	$494,103

Senior Notes

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The interest payment due on January 1, 2021 of $13.8 million was paid in December 2020. There have been no changes in the terms of the Senior Notes as described in Part II, Item 8, Note 11, Debt, to the Company’s 2020 Form 10-K.

Credit Agreement

On February 6, 2019, the Company entered into an amended and restated credit agreement (as amended on May 8, 2020, the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million and provided for term loans in an aggregate principal amount of $325 million. The $325 million term loan portion of the Credit Agreement was extinguished on June 10, 2019. In addition to the revolving loans available under the Credit Agreement, the Company may also incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024. There have been no material changes in the terms of the Credit Agreement as described in Part II, Item 8, Note 11, Debt, to the Company’s 2020 Form 10-K.

Other Information

As of March 31, 2021, the Company’s outstanding debt consisted of $500.0 million in Senior Notes.

See Note 13, Fair Value Measurement, for the fair value of the Company’s Senior Notes as of March 31, 2021. The Company was in compliance with the financial covenants of its debt facilities as of March 31, 2021. Additional capacity under the Credit Agreement may be used for general corporate purposes, including funding working capital and future acquisitions.

As of March 31, 2021 and December 31, 2020, unamortized debt issuance costs of $1.0 million and $1.1 million, respectively, related to the revolving loan facility and $5.7 million and $5.9 million, respectively, related to the Senior Notes were recorded as other assets and as a reduction of long-term debt, respectively, on the condensed consolidated balance sheets.

Interest expense includes interest on outstanding borrowings, amortization of debt issuance costs and commitment fees on the undrawn portion available under the credit facility, net of capitalized borrowing costs. The Company recognized interest expense of $7.3 million during each of the three months ended March 31, 2021 and 2020.

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

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Stock-based Compensation Expense

The total stock-based compensation expense related to all stock-based awards was $21.0 million and $20.2 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, $227.9 million of total unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.9 years.

Excess tax deficiencies reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock units deficient of the deferred tax assets that were previously recorded. During the three months ended March 31,2020, the Company recognized excess tax deficiencies from stock-based compensation of $2.5 million within income tax benefit in the condensed consolidated statements of operations and within cash flows from operating activities in the condensed consolidated statements of cash flows. Excess tax benefits (deficiencies) had no impact on income tax benefit during the three months ended March 31, 2021.

The Company capitalized stock-based compensation expense as website and software development costs of $4.6 million and $4.8 million during the three months ended March 31, 2021 and 2020, respectively.

Stock Options

The Company granted 16,841 and 224,509 stock options under the 2015 Plan during the three months ended March 31, 2021 and 2020, respectively. The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatility is based on the historical and implied volatilities of the Company’s own common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to determine the fair value of the stock options granted during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Weighted-average fair value options granted	$31.02	$19.67
Average risk-free interest rate	0.33%	1.44%
Expected stock price volatility	55.9%	48.3%
Dividend yield	None	None
Expected stock option life (years)	4.00	4.00

Stock option awards as of December 31, 2020 and March 31, 2021, and changes during the three months ended March 31, 2021, were as follows:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted-Average Exercise Term (years)
Outstanding at December 31, 2020	2,511,570	$41.58	$88,030	5.80
Granted	16,841	72.54
Forfeited	(2,433)	26.34
Exercised	(34,204)	32.24
Outstanding at March 31, 2021	2,491,774	41.93	59,508	5.60
Vested and expected to vest at March 31, 2021	2,452,818	41.60	59,267	5.55
Exercisable at March 31, 2021	2,065,269	$36.98	$57,112	5.07

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised was $1.4 million and $2.0 million during the three months ended March 31, 2021 and 2020, respectively.

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company recorded compensation expense for stock options of $2.1 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was $11.0 million and is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2020 and March 31, 2021, and changes during the three months ended March 31, 2021 were as follows:

	Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	3,088,736	$61.47
Granted	1,456,877	72.56
Forfeited	(156,491)	63.93
Vested	(347,836)	61.71
Outstanding at March 31, 2021	4,041,286	$65.35

Compensation expense related to restricted stock units was $18.9 million and $17.0 million during the three months ended March 31, 2021 and 2020, respectively. The aggregate fair value as of the vest date of restricted stock units that vested during the three months ended March 31, 2021 and 2020 was $25.6 million and $22.5 million, respectively. As of March 31, 2021, $216.9 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to 3,580,526 non-vested restricted stock units expected to vest with weighted-average grant date fair values of $65.44, is expected to be recognized over a weighted-average period of 2.9 years. The fair value of these awards was determined based on the Company’s stock price at the grant date and assumes no expected dividend payments through the vesting period.

10. Income Taxes

The Company’s effective tax rate was 0.8% and 36.1% during the three months ended March 31, 2021 and 2020, respectively, for an income tax benefit in all periods presented. The effective income tax rate for the three months ended March 31, 2021 reflects the impact of the full valuation allowance against U.S. deferred tax assets as of March 31, 2021. On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes provisions, among others, that allow the Company to carryback net operating losses to a year with a higher federal income tax rate and technical corrections to tax depreciation methods for qualified improvement property. The income tax benefit for the three months ended March 31, 2020 included a $6.8 million benefit related to net operating losses that can now be carried back as a result of the CARES Act, partially offset by tax deficiencies on stock-based compensation of $2.5 million (see Note 9, Stock-Based Compensation, for additional details).

The Company is currently under examination by the Internal Revenue Service for its federal income tax return for the tax year ended December 31, 2017. The Company does not believe, but cannot predict with certainty, that there will not be any additional tax liabilities, penalties and/or interest as a result of the audit.

11. Stockholders’ Equity

As of March 31, 2021 and December 31, 2020, the Company was authorized to issue two classes of stock: common stock and preferred stock.

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. At March 31, 2021 and December 31, 2020, there were 500,000,000 shares of common stock authorized. At March 31, 2021 and December 31, 2020, there were 93,306,390 and 93,046,676 shares issued and outstanding, respectively. The Company did not hold any shares as treasury shares as of March 31, 2021 or December 31, 2020.

On January 22, 2016, the Company’s Board of Directors approved a program that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The repurchase program was announced on January 25, 2016 (the “Repurchase Program”). Repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any

GRUBHUB INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion, however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its common stock. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2021 pursuant to the Repurchase Program, and does not expect to repurchase any shares of its common stock in connection with the Repurchase Program prior to the consummation of the Transaction or earlier termination of the Merger Agreement.

Preferred Stock

The Company was authorized to issue 25,000,000 shares of preferred stock. There were no issued or outstanding shares of preferred stock as of March 31, 2021 or December 31, 2020.

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Basic loss per share:
Net loss attributable to common stockholders (numerator)	$(75,461)	$(33,427)
Shares used in computation (denominator)
Weighted-average common shares outstanding	93,215	91,793
Basic loss per share	$(0.81)	$(0.36)
Diluted loss per share:
Net loss attributable to common stockholders (numerator)	$(75,461)	$(33,427)
Shares used in computation (denominator)
Weighted-average common shares outstanding	93,215	91,793
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Weighted-average diluted shares	93,215	91,793
Diluted loss per share	$(0.81)	$(0.36)

The number of shares of common stock underlying stock-based awards excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been antidilutive for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Anti-dilutive shares underlying stock-based awards:
Stock options	2,492	2,908
Restricted stock units	4,041	4,403

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

The following table presents the fair value, for disclosure purposes only, and carrying value of the Company’s assets and liabilities that are recorded at other than fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Level 2	Carrying Value	Level 2	Carrying Value
	(in thousands)
Assets
Money market funds	$31	$31	$41	$41
Commercial paper	63,026	63,061	62,440	62,476
Corporate bonds	5,620	5,621	6,148	6,148
Total assets	$68,677	$68,713	$68,629	$68,665
Liabilities
Long-term debt, including current maturities	$517,500	$500,000	$524,350	$500,000
Total liabilities	$517,500	$500,000	$524,350	$500,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 1, 2021. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences, such as the impact of the COVID-19 pandemic (“COVID-19”), include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” below.

Company Overview

Grubhub Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company,” “Grubhub,” “we,” “us,” and “our”) is a leading online and mobile platform for restaurant pick-up and delivery orders, which the Company refers to as takeout. The Company currently connects more than 300,000 restaurants, of which more than 280,000 are partnered restaurants, with hungry diners in thousands of cities across the United States and is focused on transforming the takeout experience. For restaurant partners, Grubhub generates higher margin takeout orders at full menu prices. The Grubhub platform empowers diners with a “direct line” into the kitchen, avoiding the inefficiencies, inaccuracies and frustrations associated with paper menus and phone orders. The Company has a powerful takeout marketplace that creates additional value for both restaurants and diners as it grows. The Company’s takeout marketplace, and related platforms where the Company provides marketing services to generate orders, are collectively referred to as the “Platform”. The Company charges restaurant partners on the Platform a per-order commission that is primarily percentage-based. Most of the restaurant partners on the Company’s Platform can choose their level of commission rate, at or above the base rate. A restaurant can choose to pay a higher rate, which affects its prominence and exposure to diners on the Platform. In many markets, the Company also provides delivery services to restaurants on its Platform that do not have their own delivery operations. Additionally, restaurant partners that use the Company’s delivery services pay an additional commission on the transaction for the use of those services. The Company also recognizes as revenue any fees charged directly to the diner including fees for GH+, our subscription product. GH+ subscribers receive unlimited deliveries with $0 delivery fee on qualifying orders from GH+ restaurants. As of March 31, 2021, the Company was providing delivery services in approximately 460 of the largest core-based statistical areas across the country.

Just Eat Takeaway.com Transaction

On June 10, 2020, the Company entered into a definitive agreement with Just Eat Takeaway.com N.V. (“JET”) whereby JET is to acquire 100% of the Company’s shares in an all-stock transaction (the “Transaction”). JET, headquartered in Amsterdam, is a leading global online food delivery marketplace. The Transaction represents JET’s entry into online food delivery in the United States. Under the terms of the Transaction, Grubhub shareholders will be entitled to receive newly issued American depositary shares representing 0.6710 Just Eat Takeaway.com ordinary shares in exchange for each share of Grubhub common stock, with each American depositary share representing one-fifth of one Just Eat Takeaway.com ordinary share. This represents implied value of $75.15 for each Grubhub share based on JET’s then-current stock price at the time the Transaction was announced and implies total equity consideration (on a fully diluted basis) of approximately $7.3 billion. The Transaction has received all required regulatory clearances and JET shareholders have approved the Transaction. The registration statement and preliminary proxy statement in respect of the Transaction were publicly filed with the SEC on April 27, 2021, and the Grubhub special stockholder meeting to approve the Transaction and related matters as described in the preliminary proxy statement is expected to take place in June 2021. Subject to the satisfaction of customary closing conditions, Grubhub anticipates closing the Transaction shortly following the Grubhub special stockholder meeting. For additional information, see Note 3, Merger Agreement.

Impact of COVID-19

Since March of 2020, the Company has been monitoring the impact of the COVID-19 pandemic on our business, our industry and the broader economy. The pandemic has had a significant, adverse impact on our restaurant partners, largely due to restrictions on in-restaurant dining, which have contributed to changes in diner behavior.

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

However, the sustainability of our restaurant, driver and diner network remains paramount. Therefore, since the onset of the pandemic, the Company has sought out ways to support its restaurants and drivers, including through investments in programs designed to drive more business to our restaurant partners such as promotions, reduced diner fees and product improvements. We also supported our drivers by investing in personal protection kits and higher pay and bonuses. The Company may continue to invest in such programs while the COVID-19 pandemic persists. In addition, governments in certain of the markets where the Company operates introduced temporary emergency orders or legislation limiting the commission that the Company can charge its restaurant partners during the pandemic in order to aid the restaurant sector. We believe that the Company will emerge from these events well positioned for long-term growth and profitability, however, the Company cannot reasonably estimate the duration or severity of the economic impact to diners and restaurants of the restrictions on daily life to curb the spread of COVID-19, or the ultimate impact on the Company’s operations and liquidity. The Company will continue to actively monitor the situation and may take further actions as may be required by federal, state or local or authorities, or that we determine are in the best interests of our network of restaurants, drivers, diners and employees. For further discussion, see management’s discussion under “Key Business Metrics,” “Results of Operations,” and “Liquidity and Capital Resources” below.

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

The Company’s key business metrics were as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020	% Change
Active Diners	32,960,000	23,892,000	38%
Daily Average Grubs	745,700	516,300	44%
Gross Food Sales (in millions)	$2,603.6	$1,629.9	60%

During the three months ended March 31, 2021, the Company experienced growth across all of its key business metrics as compared to the same period in the prior year. This growth was primarily as a result of increased product and brand awareness by diners largely driven by accelerated adoption of online food ordering due to COVID-19, marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. COVID-19 impacted all of our key business metrics as a result of changing diner behavior. Gross Food Sales increased disproportionately to Daily Average Grubs due to higher average order size, which was primarily a result of changing diner behavior as a result of COVID-19. The year-over-year growth in Daily Average Grubs also reflects a slight impact to the three months ended March 31, 2020 from a decrease in diner demand in the second half of March 2020 at the onset of the COVID-19 pandemic.

Results of Operations

Three Months Ended March 31, 2021 and 2020

The following table sets forth the Company’s results of operations for the three months ended March 31, 2021 as compared to the same period in the prior year presented in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2021		2020
	Amount	% of revenue	Amount	% of revenue	$ Change	% Change
	(in thousands, except percentages)
Revenues	$550,592	100%	$362,980	100%	$187,612	52%
Costs and expenses:
Operations and support	393,486	71%	214,561	59%	178,925	83%
Sales and marketing	127,234	23%	90,742	25%	36,492	40%
Technology (exclusive of amortization)	31,951	6%	31,273	9%	678	2%
General and administrative	29,124	5%	38,949	11%	(9,825)	(25%)
Depreciation and amortization	37,717	7%	33,363	9%	4,354	13%
Total costs and expenses(a)	619,512	113%	408,888	113%	210,624	52%
Loss from operations	(68,920)	nm	(45,908)	nm	(23,012)	50%
Interest expense - net	7,158	1%	6,380	2%	778	12%
Loss before provision for income taxes	(76,078)	nm	(52,288)	nm	(23,790)	45%
Income tax benefit	(617)	nm	(18,861)	nm	18,244	(97%)
Net loss attributable to common stockholders	$(75,461)	nm	$(33,427)	nm	$(42,034)	126%

NON-GAAP FINANCIAL MEASURES:
Adjusted EBITDA(b)	$(9,282)	nm	$21,016	6%	$(30,298)	(144%)
(a)	Totals of percentage of revenues may not foot due to rounding.
(b)	For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income, see “Non-GAAP Financial Measure—Adjusted EBITDA.”

nm     Not meaningful

Revenues

Revenues increased by $187.6 million, or 52%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily related to a 44% increase in Daily Average Grubs and a 12% higher average order size. Daily Average Grubs increased to 745,700 during the three months ended March 31, 2021 from 516,300 during the same period in 2020 driven by improved diner retention and frequency as well as significant growth in Active Diners, which increased from 23.9 million to 33.0 million at the end of each period. The growth in Active Diners and Daily Average Grubs was primarily as a result of increased product and brand awareness by diners largely driven by accelerated adoption of online food ordering due to COVID-19, marketing efforts and word-of-mouth referrals, better restaurant choices for diners in our markets and technology and product improvements. The higher average order size was primarily driven by changing diner behavior as a result of COVID-19, including family or group orders. The increase in revenues was partially offset by a 110 basis point decrease in our average revenue capture rate of Gross Food Sales. The decrease in our average revenue capture rate was primarily driven by restaurant support programs, including temporary COVID-19 related fee caps and lower restaurant and diner facing fees, which reduced revenue.

Operations and Support

Operations and support expense increased by $178.9 million, or 83%, for the three months ended March 31, 2021 compared to the same period in 2020. This increase was primarily attributable to a 120% increase in expenses related to delivering orders as well as expenses incurred to support the 60% growth in Gross Food Sales primarily including payment processing costs. Delivery expenses increased disproportionally with revenue growth during the three months ended March 31, 2021 compared to the prior year period due to the increase in Grubhub-delivered orders in proportion to total orders as well as a temporary increase in driver costs due to surging demand, extreme weather in certain markets and decreased driver availability following federal Economic Impact Payments in accordance with the American Rescue Plan Act of 2021.

Sales and Marketing

Sales and marketing expense increased by $36.5 million, or 40%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily attributable to an increase of $32.8 million in the Company’s advertising campaigns across various media channels including incremental spend to support restaurants in response to COVID-19, as well as an increase in salaries and commissions due to a 27% growth in our sales and marketing teams and the expansion of our restaurant network. Sales and marketing expense as a percentage of revenue decreased from 25% during the three months ended March 31, 2020 to 23% during the three months ended March 31, 2021.

Technology (exclusive of amortization)

Technology expense increased by $0.7 million, or 2%, for the three months ended March 31, 2021 compared to the same period in 2020.

General and Administrative

General and administrative expense decreased by $9.8 million, or 25%, for the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily attributable to a $12.5 million legal settlement accrual recorded during the three months ended March 31, 2020 (see Note 7, Commitments and Contingencies, for additional details). The decrease was partially offset by an increase in certain miscellaneous expenses to support the growth of the business.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.4 million, or 13%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily attributable to the increase in capital spending on internally developed software, restaurant facing technology, leasehold improvements, computer equipment and digital assets to support the growth of the business, partially offset by certain acquired intangible assets becoming fully amortized.

Interest Expense - net

Net interest expense increased by $0.8 million, or 12%, for the three months ended March 31, 2021 compared to the same period in 2020.

Income Tax Benefit

Income tax benefit decreased by $18.2 million for the three months ended March 31, 2021 compared to the same period in 2020. The decrease in income tax benefit was primarily due to the impact of the full valuation allowance on U.S. deferred tax assets on the effective tax rate for the three months ended March 31, 2021 as well as a $6.8 million benefit included in the prior year period related to net operating losses that can now be carried back as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020. The decrease was partially offset by $2.5 million of tax deficiencies on stock-based compensation in the prior year period. See Note 10, Income Taxes, for additional details.

Non-GAAP Financial Measure - Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The Company defines Adjusted EBITDA as net loss adjusted to exclude acquisition, restructuring and certain legal costs, income taxes, net interest expense, depreciation and amortization and stock-based compensation expense. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner.

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

The following table sets forth Adjusted EBITDA and a reconciliation to net loss for each of the periods presented below:

	Three Months March 31,
	2021	2020
	(in thousands)
Net loss	$(75,461)	$(33,427)
Income taxes	(617)	(18,861)
Interest expense, net	7,158	6,380
Depreciation and amortization	37,717	33,363
EBITDA	(31,203)	(12,545)
Merger, acquisition, restructuring and certain legal costs(a)	967	13,376
Stock-based compensation	20,954	20,185
Adjusted EBITDA	$(9,282)	$21,016
(a)

Merger, acquisition and restructuring costs include transaction and integration-related costs associated with acquisitions and restructuring initiatives. The Company recorded a $12.5 million legal settlement accrual during the three months ended March 31, 2020 (see Note 7, Commitments and Contingencies, for additional details). Legal costs included above are not expected to be recurring.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, the Company had cash and cash equivalents of $348.8 million consisting of cash, money market funds, commercial paper and non-U.S.-issued corporate debt securities with original maturities of three months or less and short-term investments of $55.8 million consisting of commercial paper and other short-term corporate debt securities with original maturities greater than three months, but less than one year. The Company generates a significant amount of cash flows from operations and has additional availability under the credit facility.

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

Seasonal fluctuations in the Company’s business may also affect the timing of cash flows. In metropolitan markets, the Company generally experiences a relative increase in diner activity from September to April and a relative decrease in diner activity from May to August. In addition, the Company benefits from increased order volume in its campus markets when school is in session and experiences a decrease in order volume when school is not in session, during summer breaks and other vacation periods. However, since March 2020, COVID-19 has mitigated the impact of seasonality on our business, as the dynamics that typically drive seasonal increases in ordering, including more time at home and less in-restaurant dining, have been persistent throughout the pandemic. However, we believe this effect is temporary while the pandemic persists. Diner activity can also be impacted by colder or more inclement weather, which typically increases order volume, and warmer or sunny weather, which typically decreases order volume. These changes in diner activity and order volume have a direct impact on operating cash flows. While management expects this seasonal cash flow pattern to continue, changes in the Company’s business model could affect the timing or seasonal nature of its cash flows.

On June 10, 2019, the Company’s wholly-owned subsidiary, Grubhub Holdings Inc., issued $500.0 million in aggregate principal amount of 5.500% senior notes due July 1, 2027 (“Senior Notes”). Interest is payable on the Senior Notes semi-annually on January and July of each year, beginning on January 1, 2020. The interest payment of $13.8 million due in January 2021 was paid in December 2020. Future interest payments due on the Senior Notes through July 2027 total $178.8 million, including $27.5 million due within twelve months. See Note 8, Debt, for additional details.

On February 6, 2019, the Company entered into an amended and restated credit agreement (as amended on May 8, 2020, the “Credit Agreement”) which provides, among other things, for aggregate revolving loans up to $225 million. In addition to the revolving loans available under the Credit Agreement, the Company may also incur up to $250 million of incremental revolving or term loans pursuant to the terms and conditions of the Credit Agreement. The credit facility under the Credit Agreement will be available to the Company until February 5, 2024. There have been no material changes in the terms of the Credit Agreement as described in Part II, Item 8, Note 11, Debt, to the Company’s 2020 Form 10-K.

As of March 31, 2021, the Company’s outstanding debt consisted of $500.0 million in Senior Notes. The undrawn portion of the revolving loan under the Credit Agreement of $225.0 million less $6.5 million of outstanding letters of credit issued under the Credit Agreement provided for additional capacity of $218.5 million available to the Company under the Credit Agreement as of March 31, 2021 that may be used for general corporate purposes. In March 2020, the Company borrowed $175.0 million of revolving loans under the Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. The Company subsequently repaid the borrowings of $175.0 million in revolving loans on May 5, 2020.

The agreements governing the Company's debt contain customary covenants that, among other things, may restrict the ability of the Company and the ability of certain of its subsidiaries to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, transfer and sell material assets and merge or consolidate. In addition, the Company's Credit Agreement requires the Company to satisfy certain financial covenants. These covenants are subject to a number of important exceptions and qualifications and also include customary events of default. Non-compliance with one or more of the covenants and restrictions could result in any amounts outstanding under the Company's debt facilities becoming immediately due and payable. The Company was in compliance with the financial covenants of its debt facilities as of March 31, 2021. The Company expects to remain in compliance for the foreseeable future.

On January 22, 2016, the Company’s Board of Directors approved a program (the “Repurchase Program”) that authorizes the repurchase of up to $100 million of the Company’s common stock exclusive of any fees, commissions or other expenses relating to such repurchases through open market purchases or privately negotiated transactions at the prevailing market price at the time of purchase. The Repurchase Program was announced on January 25, 2016. The repurchased stock may be retired or held as treasury shares. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at management’s discretion, however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its common stock. During the three months ended March 31, 2021 and 2020, the Company did not repurchase any of its common stock pursuant to the Repurchase Program and does not expect to repurchase any of its common stock prior to the consummation of the Transaction or earlier termination of the Merger Agreement. Since inception of the program, the Company has repurchased and retired 724,473 shares of our common stock at a weighted-average share price of $20.37, or an aggregate of $14.8 million.

The following table sets forth certain cash flow information for the periods presented:

	Three Months March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$23,955	$37,526
Net cash used in investing activities	(26,566)	(21,571)
Net cash provided by (used in) financing activities	(8,840)	168,363

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2021, net cash provided by operating activities was $24.0 million compared to $37.5 million for the same period in 2020. The decrease in cash flows from operations was driven by a $39.1 million increase in net losses excluding non-cash expenses, partially offset by the changes in operating assets and liabilities. During the three months ended March 31, 2021 and 2020, significant changes in the Company’s operating assets and liabilities resulted from the following:

•

a decrease in restaurant food liability of $5.5 million for the three months ended March 31, 2021 compared to an increase of $20.9 million for the three months ended March 31, 2020 due to the timing of payments to restaurant partners at quarter-end;

•

a decrease in accounts receivable of $6.9 million for the three months ended March 31, 2021 compared to an increase of $18.3 million for the three months ended March 31, 2020 primarily due to the timing of the receipt of processor payments to the Company at quarter-end;

•

a decrease in income tax receivable of $0.2 million for the three months ended March 31, 2021 compared to an increase of $16.3 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 included the impact of a full valuation allowance on U.S. deferred tax assets. Additionally, the increase in income taxes receivable for the three months ended March 31, 2020 included a $6.8 million net operating loss carryback benefit resulting from the CARES Act enacted in March 2020. See Note 10, Income Taxes for additional details; and

•

an increase in accrued expenses of $44.1 million for the three months ended March 31, 2021 primarily related to increases in accrued driver payments, advertising costs, sales tax and interest on outstanding debt compared to an increase of $30.4 million for the three months ended March 31, 2020. The increase in accrued expense for the three months ended March 31, 2020 included a $12.5 million legal settlement accrual that was paid in December of 2020.

Cash Flows Used in Investing Activities

The Company’s investing activities during the periods presented consisted primarily of the development of the Grubhub platform, the purchase of property and equipment to support the growth of the business and purchases of and proceeds from maturities of short-term investments.

For the three months ended March 31, 2021, net cash used in investing activities was $26.6 million compared to $21.6 million for the same period in the prior year. The increase in net cash used in investing activities during the three months ended March 31, 2021 was primarily due to an increase in the purchases of investments of $11.4 million and a decrease in proceeds from the maturity of investments of $4.4 million. These changes were partially offset by a decrease in the purchases of property and equipment of $9.8 million as compared to the prior year period.

Cash Flows Provided by (Used in) Financing Activities

The Company’s financing activities during the periods presented consisted primarily of borrowings under the Credit Agreement and taxes paid related to net settlement of stock-based compensation awards.

For the three months ended March 31, 2021, net cash used in financing activities was $8.8 million compared to net cash provided by financing activities of $168.4 million for the three months ended March 31, 2020. The decrease in net cash provided by financing activities during the three months ended March 31, 2021 was primarily related to borrowings under the Credit Agreement of

$175.0 million in the prior year period as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 outbreak. The Company subsequently repaid the borrowings of $175.0 million on May 5, 2020.

Acquisitions of Other Intangible Assets

There were no acquisitions of businesses during the periods presented.

The Company made a final payment of $0.3 million in cash to complete the acquisition of substantially all of OrderUp’s restaurant and diner network assets during the three months ended March 31, 2020.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks in the ordinary course of business. These risks primarily consist of interest rate fluctuations and other market related risks as follows:

Interest Rate Risk

The Company had outstanding borrowings of $500.0 million under its 5.500% Senior Notes and did not have any outstanding borrowings under the Credit Agreement as of March 31, 2021. The Company is exposed to interest rate risk on variable-rate debt drawn under the Credit Agreement and price risk on its fixed-rate Senior Notes described above. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company’s earnings or cash flows. The Company generally has no obligation to prepay the Senior Notes before maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt unless the Company becomes required or elects to refinance or repurchase such debt. Under the Credit Agreement, the loans bear interest, at the Company’s option, based on LIBOR or an alternate base rate (subject to minimum thresholds), plus a margin, which in the case of LIBOR loans is between 1.125% and 1.750% and in the case of alternate base rate loans is between 0.125% and 0.750%, and in each case, is based upon the Company’s consolidated total net leverage ratio (as defined in the Credit Agreement). The Credit Agreement established a minimum LIBOR rate and alternate base rate of 0.75% and 1.75%, respectively. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment test as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our Company below its carrying value. Such indicators may include the following, among others: a significant decline in expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on the consolidated financial statements. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. As of March 31, 2021, the Company had $1,008.0 million in goodwill on the consolidated balance sheets.

As part of our interim review for indicators of impairment, management analyzed potential changes in value based on operating results for the three months ended March 31, 2021 compared to expected results. Management also considered how our market capitalization, business growth and other factors used in the September 30, 2020 impairment analysis, could be impacted by changes in market conditions and economic events. For example, as a result of the proposed Transaction, a component of the Company’s implied enterprise value contemplates the share price of JET as attributed to the Company. If JET’s share price were to decline, the overall consideration associated with the Transaction could be reduced which could result in a future goodwill impairment triggering event. Additionally, COVID-19 has impacted our restaurant partners and has affected the Company’s business as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, above. Management considered these trends in performing its assessment of whether an interim impairment review was required. Based on this interim assessment, management concluded that as of March 31, 2021, there were no events or changes in circumstances that indicated it was more likely than not that our fair value was below our carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of our fair value and could result in a material impairment of goodwill.

OTHER INFORMATION

Contingencies

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements and Pending Accounting Standards

There were no accounting pronouncements adopted during the three months ended March 31, 2021 and none that were recently issued that had or are expected to have a material impact on our financial statements.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2020 Form 10-K.

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

We cannot guarantee that any forward-looking statement will be realized. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A, Risk Factors, of the 2020 Form 10-K and Part II, Item 1A, Risk Factors, in subsequent quarterly reports, that could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

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

Item 4. Controls and Procedures

Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2021 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s material pending legal proceedings, see Note 7, Commitments and Contingencies, to the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in the 2020 Form 10-K. However, you should carefully consider the factors discussed in the 2020 Form 10-K and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, the Company did not repurchase any of its common stock pursuant to the Repurchase Program, and does not expect to repurchase any shares of its common stock in connection with the Repurchase Program prior to the consummation of the Transaction or earlier termination of the Merger Agreement.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6: Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Second Amendment to Agreement and Plan of Merger, by and among Just Eat Takeaway.com N.V., Checkers Merger Sub I, Inc., Checkers Merger Sub II, Inc. and Grubhub Inc., dated March 12, 2021.*	8-K	001-36389	2.1	March 12, 2021

10.1	Grubhub Inc. Employee Severance Plan**					X
10.2	Employment Agreement between Grubhub Holdings Inc. (f/k/a Grubhub, Inc.) and Brandt Kucharski, dated as of October 1, 2010.**					X

31.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Matthew Maloney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Adam DeWitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Grubhub Inc. hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

**Indicates a management contract or compensatory plan

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
Brandt Kucharski
Principal Accounting Officer and Controller (Principal Accounting Officer)

Date: May 6, 2021